Form 10-K405
period 1994-12-31
PORTEC INC
filed 1995-03-28
CIK 79570

FORM 10-K
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

  (Mark One)

  ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

  For the fiscal year ended December 31, 1994 or

  (   )     Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 (No Fee Required)

  Commission file number 1-500
                                   PORTEC, INC.
              (Exact name of Registrant as specified in its charter)

        Delaware                          36-1637250
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification Number)

  One Hundred Field Drive, Lake Forest, Illinois                60045
  (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including area code: (708) 735-2800

  Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
  Title of each class                     which registered
  Common Stock -- $1 par value            New York Stock Exchange
       (voting)                           Chicago Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: None


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X   No ___.

       Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       As of March 24, 1995, 4,295,353 shares of Registrant's common stock were issued and outstanding and the aggregate market value of such shares (based upon the closing price for such shares shown on the Composite Tape on that date) held by non-affiliates of Registrant was approximately $43,246,000. For this purpose, non-affiliates are deemed to be all stockholders other than directors and officers of the Registrant.

       Portions of Registrant's 1994 Annual Report to Stockholders (Parts I, II and IV of Form 10-K) and portions of PORTEC, Inc.'s Proxy Statement for its 1995 Annual Meeting of Stockholders (Parts I and III of Form 10-K) are incorporated herein by reference.



                                      PART I




  Item 1.  Description Of Business.

       (a)  General Development Of Business.

       Registrant (hereinafter referred to as the "Company") was incorporated in Delaware in 1928 as Poor & Company, combining the businesses of several compa-nies which supplied the railroad industry with a line of track components and equipment and supplied other industries with steel forgings. Since then, the Company has changed the scope of its operations through internal development, acquisitions and dispositions to include the manufacture and sale of track components, load securement systems, construction equipment and materials handling equipment. Additional information regarding the Company's business is contained on pages 4 through 9 of the Company's 1994 Annual Report to Stockholders ("1994 Annual Report") and said Section is incorporated herein by reference. The Company's name was changed to PORTEC, Inc. in 1968.




       The Company executed a Credit Agreement amended as of April 26, 1994 ("Credit Agreement") with the NBD Bank which provides the Company with a term loan and a revolving credit facility.
  None of the Company's assets were required to be pledged as security under the amended Credit Agreement. Portec, Ltd., a wholly-owned subsidiary of the Company, executed a Credit Authorization as of July 15, 1994 with NBD Bank, Canada which provides for a term loan of $4,000,000 on an unsecured basis.
  For additional information on the Credit Agreement and Credit Authorization see Note 5 of the Notes to Consolidated Financial Statements appearing on page 23 of the 1994 Annual Report.

  During the past five years, the Company has made acquisitions as follows:

  On November 1, 1993, Portec, Ltd., the Company's Canadian subsidiary, acquired the assets of Welland Vale, Ltd. Located in St-Jean, Quebec, Welland Vale, Ltd. had been the principal supplier of rail anchors, the primary product of Portec Ltd., for many years.

  In November 1993, the Company acquired the assets of Nor-East Equipment, a manufacturer of conveyor systems for solid waste recycling facilities. In December, Portec (U.K.) Ltd., the Company's subsidiary in the United Kingdom, purchased the assets of PVH Engineering which added a number of products related to existing materials handling lines.

  On April 29, 1994, the Company acquired certain of the assets of Count Recycling Systems, Inc. Located in Des Moines, Iowa, Count Recycling Systems, Inc. is a supplier of materials recovery facilities (MRF's) for the sorting and recycling of residential and commercial solid waste.

  The Company acquired certain assets of Innovator Manufacturing, Inc. on July 18, 1994. Innovator Manufacturing, Inc., located in London, Ontario, Canada, is a producer of equipment used for the processing of green yard waste, waste wood and demolition debris. Immediately following the purchase, production was transferred from London, Ontario to Yankton, South Dakota. Portec, Ltd., a wholly-owned subsidiary of the Company acquired the stock of Innovator Holdings on July 20, 1994.

       (b)  Financial Information About Industry Segments.

       Financial information and identifiable assets' information applicable to the Company's business segments are contained in the Section entitled "Busi-

                                        2


  ness Segments", appearing on page 10 of the 1994 Annual Report. Note 14 of the Notes to Consolidated Financial Statements appearing on page 31 of the 1994 Annual Report contains additional information related to the business segments, and said Section and Note are incorporated herein by reference.

       (c)  Narrative Description Of Business.

       (i) Description Of Business, Products And Markets. A description of the Company's continuing business and descriptive information about the Company's products, business units and methods of distribution included in each business segment are contained on pages 4 through 9 of the 1994 Annual Report and those pages are incorporated herein by reference. Principal markets served are reflected in the Company's three business segment's namely,Construction Equip-ment, Materials Handling and Railroad.

       (ii) Announced New Products Or Segments Of Material Importance. The Company regularly makes improvements to its existing products and develops new products. However, during 1994 these activities did not require the invest-ment of a material amount of the assets of the Company and this practice is expected to continue in 1995.

       (iii) Sources And Availability Of Materials. Steel and steel fabrica-tions are the principal materials used in the Company's products. There are a large number of domestic and foreign suppliers of these materials.

       (iv) Patents, Trademarks And Licenses. The Company owns a number of patents, trademarks and licenses applicable to each of its business segments and considers them, in the aggregate, to be of competitive importance. However, the Company does not consider that any single patent, trademark or license or group of patents, trademarks or licenses is of such importance that its or their loss would materially affect the Company's business as a whole.

       (v) Seasonality Of Business. The demand for certain of the Company's products is subject to seasonal fluctuations. In particular, the Company's Construction Equipment and Railroad product lines experience normal downturns in sales during the end of the third and throughout the fourth quarters due in large part to reductions in construction and track work. This reduction in sales generally has a negative impact on the Company's fourth quarter results.


       (vi) Working Capital. The Company's working capital requirements are consistent with those of other industrial companies with which it is in competition. As pointed out in the immediately preceding paragraph (v), the demand for certain of the Company's products is subject to seasonal fluctua-tions. These fluctuations result in a need for increased working capital during the first six months of a year. The Company had current ratios of 1.6,
  1.5 and 1.5 to 1 at December 31, 1994, 1993 and 1992, respectively.

       (vii) Principal Customers Of Business Segments. No segment of the Com-pany's business is dependent upon a single customer; however, the Company's Railroad segment is mainly dependent upon sales to United States and Canadian railroads and TTX Company. In 1994, no single customer accounted for 10 perce or more of the Company's consolidated revenues.

       (viii) Backlog Of Orders. The Company's backlog of orders at December 31, 1994, was $24,339,000, compared with backlog at December 31, 1993, of $21,055,000. The backlog at December 31, 1994, is believed to be firm and 100% is deliverable in 1995. Orders received in 1994 were $100,687,000, an 18% increase from $84,996,000 in orders received in 1993.


                                        3


       (ix) Government Contracts. The Company provides goods to various branches or departments of the United States Government. These sales are routine in nature and do not comprise a significant amount of the Company's business.

       (x) Competitive Conditions. The markets in which the Company sells its products are highly competitive in the areas of price, delivery, service, warranty and product performance. In each of its business segments, the Company competes with several different companies, some of which are larger and have greater financial resources.

       (xi) Research And Development. The Company estimates research expendi-tures for continuing operations related to the development of new products and improvements of existing products were $510,000, $475,000 and $445,000 for the years 1994, 1993 and 1992, respectively. Customer-spon-sored research activities were not material in those years.

       (xii) Environment Expenditures. Compliance with federal, state and local laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect upon capital expenditures, earnings or competitive position of the Company in 1994 and are not expected to have a material effect on 1995 results. In regard to environmental matters, see the Subsection entitled "Environmental" of the Section entitled "Management's Discussion And Analysis" appearing on page 15 of the 1994 Annual Report and said Subsection is incorporated herein by reference.

       (xiii) Number Of Employees. The number of persons employed by the Company as of December 31, 1994, was 779 compared with 619 at December 31, 1993.

       (d) Financial Information About Foreign And Domestic Operations And Exports Sales.

       The Section entitled "Geographic Areas" appearing on page 11 of the 1994 Annual Report contains information as to the Company's United States, interna-tional and export net sales, operating profit and identifiable assets and said
  Section is incorporated herein by reference for each of the years 1994, 1993 and 1992. The Company is not aware of any extraordinary risks related to its foreign operations.

  Item 2.  Properties.

       The Company's principal operations are conducted at the designated properties listed below. The buildings on these properties are of various ages and construction, generally considered satisfactorily maintained and suitable for the Company's operations and, except as otherwise indicated, are owned by the Company.

   United States Properties:
                                     Approx.                                                     Principal
   Business                          Sq. Ft.                                                     Segments Using
   Location                          of Bldg.                  Description                       Property


   Lake Forest, Illinois                 3,200        Principal office of the Company            Corporate Office
                                                      occupied under lease expiring
                                                      October 21, 1999.

   Canon City, Colorado                 61,000        Flomaster and Pathfinder                         (c)

                                                                  4


                                                      Divisions' production facility.

   Canon City, Colorado                 58,800        Material Handling Group's                        (c)
                                                      principal office and
                                                      production facility.

   Des Moines, Iowa                      5,000        Count Recycling Systems Division's               (c)
                                                      principal offices occupied under
                                                      lease expiring October 1999.

   Huntington, West Virginia           103,600        Railway Maintenance Products                     (b)
                                                      Division's principal production
                                                      facility occupied under lease
                                                      expiring October 1999.

   Minneapolis, Minnesota              139,000        Pioneer Division's former                         -
                                                      office and production
                                                      facility.  (d)

   Oak Brook, Illinois                   5,200        Principal offices of the                         (b)
                                                      Shipping Systems Division
                                                      occupied under lease expiring
                                                      November 1997 with option
                                                      to cancel on January 31, 1996.

   Pittsburgh, Pennsylvania            166,000        Railway Maintenance Products                     (b)
                                                      Division's office and former
                                                      railway maintenance equipment
                                                      production facility. (e)

   Troy, New York                      137,000        Railway Maintenance Products                      -
                                                      Division's former rail joint
                                                      production facility. (d)

   Yankton, South Dakota               230,000        Construction Equipment                           (a)
                                                      Division's principal
                                                      offices and production
                                                      facilities.



   Foreign Properties:
                                     Approx.                                                     Principal
   Business                          Sq. Ft.                                                     Segments Using
   Location                          of Bldg.         Description                                Property

   Birmingham, England                   3,800        PORTEC (U.K.) Ltd's Research &                   (b)
                                                      Development office occupied under
                                                      lease expiring March 1, 1998.
   Ruabon, Wrexham
   Clwyd, Wales                         22,000        Portec (U.K.) Ltd.'s principal                   (b)
                                                      office and production facility.

   Stoke on Trent                       65,000        Portec (U.K.) Ltd.'s production                  (b)
   Staffordshire, England                             facility - occupied under lease
                                                      expiring November 30, 1996.

   Montreal, Canada                      6,300        Portec, Ltd.'s principal                         (b)
                                                      office - occupied under lease
                                                      expiring April 30, 1996.


                                                                  5


   Saint-Jean, Canada                   35,000        Portec, Ltd.'s principal                         (b)
                                                      production facility

   St. Thomas, Canada                    4,000        Innovator Holdings principal                     (a)
                                                      office occupied under lease
                                                      expiring November 11, 1997.
   (a)      Construction Equipment Segment.
   (b)      Railroad Segment.
   (c)      Materials Handling Segment.
   (d)      Presently being offered for sale.
   (e)      Presently leased to a tenant who has an option to buy.

  Item 3.  Legal Proceedings.

       The Company was a defendant in a suit entitled "Dellelce Construction and Equipment v. PORTEC, Inc. and Kesmark Ltd." in the Supreme Court of Ontario, District of York, Canada, Case No. 4490A/81. This case involved a rock crushing plant manufactured by the Company and purchased by Dellelce in 1977. Dellelce claimed that the plant did not perform to specifications and request-ed damages of several million dollars related primarily to alleged lost profits. The case was heard by the Court which decided in May 1990 that the Company was not responsible for damages to Dellelce. An appeal of this decision by Dellelce and the successor of Kesmark Ltd. is pending before the Ontario Court of Appeal in Toronto, Canada.

       The Company was a defendant in a case entitled Northern Engineering Industries, plc. Parsons-Peebles Electric Products Inc. and NEI Cranes Ltd. vs. PORTEC, Inc. (RMC Division) in the Circuit Court of Cook County, Illinois, Case No. 84-CH-9086. The case commenced in November 1984. On November 1, 1984, the final payment of $900,000 was due the Company on a note from Parsons-Peebles Electric Products, Inc., the company which bought Portec's Electric Products Division in 1979, and said amount was guaranteed by Northern Engineering Industries ("NEI"). The plaintiffs claimed that the Company defaulted under its license agreement with NEI Cranes, Ltd., also a subsidiary of NEI, and, as a result, NEI Cranes lost royalties and profits, etc. in an amount in excess of ten million dollars. As part of their claim for damages, plaintiffs alleged that the Company fraudulently induced NEI Cranes to enter into the license agreement. On November 15, 1994 a settlement agreement was entered into whereby the plaintiff paid the Company $2,002,000 in cash and the charges against the Company were dismissed. Interest of $1,102,000 on the note had not been accrued by the Company.

       There are various other lawsuits and claims pending against the Company. In the opinion of management, any liabilities that may result from such lawsuits and claims will not materially affect the consolidated financial position of the Company.


  Item 4.  Submission Of Matters To A Vote Of Security Holders.

       During the fourth quarter of 1994, there were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

  Executive Officers Of The Company.



       The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 24, 1995:

  Name of               Age as of         Current Position with    Officer
  Executive           March 24, 1995      The Company              Since

  Albert Fried, Jr.        65        Chairman of the Board         1989

  Michael T. Yonker        52        President and Chief           1988
                                     Executive Officer and Director

  John S. Cooper           60        Senior Vice President,        1983
                                     Group Executive of the
                                     Railroad Group and
                                     General Manager of the
                                     Railway Maintenance
                                     Products Division

  Nancy A. Dedert-Kindl    53        Vice President,               1982
                                     Treasurer, Secretary,
                                     Controller and Chief
                                     Financial Officer
  Family Relationships And Agreements

  There are no family relationships among the officers. Each executive officer except Mr. Fried has an agreement with the Company relating to his or her employment as generally described in the Section entitled "Employment, Termination, and Change-in-Control Agreements" appearing on pages 13 and 14 of the Company's 1995 Proxy Statement and said Section is incorporated herein by reference. The Company's officers are chosen by its Board of Directors. Any officer elected or appointed by the Board may be removed with or without cause at any time by the affirmative vote of the majority of the whole Board.

  Business Experience

       Mr. Albert Fried, Jr. became a member of the Company's Board of Directors in December 1988 and the Company's Chairman of the Board in October 1989. He has been a member of the Company's Nominating Committee since December 1989. He has been the Managing Partner of Albert Fried & Company, New York, New York (investment banking) for more than ten years and also is the Managing Partner of Buttonwood Specialists, L.P. New York, New York, specialists on the New York Stock Exchange. He is a member of the New York Stock Exchange, Inc. and the New York Futures Exchange. He is a director and vice-chairman of Oneita Industries, Inc. and is also a director of various civic and philanthropic organizations.

       Mr. Michael T. Yonker joined the Company as President and Chief Executive Officer in December 1988, and continues to serve the Company in that capacity. He became a director in December 1989 and has been a member of the Company's Nominating Committee since December 1989. For the period of October 1981 until December 1988, he was the Vice President and Drive Division Manager of
  P. T. Components, Inc., of Philadelphia, Pennsylvania (industrial gear drives) which was formed as a private company in October 1981. He is a director of Crown Andersen, Inc., Modine Manufacturing Company and Woodward Governor Company.

       Mr. John S. Cooper was employed by the Company in July 1979 as Division Vice President of Operations of the Company's Railcar Division, became Division Vice President and General Manager of the Railcar Division in August 1980, Vice President and Group Executive in June 1983, Vice President and General Manager of the RMC Division in April 1985 and Senior Vice President and Group Executive of the Railroad Group in February 1987.

       Ms. Nancy A. Dedert-Kindl was employed by the Company in August 1974, and has held various accounting, auditing, tax and other financial positions with the Company. She left the Company in December 1988 to take a position with Amoco Technology Company as the Director of Acquisition Projects and returned to the Company in November 1989 to fill the position of Vice President, Treasurer and Controller. She also assumed the positions of Secretary and Chief Financial Officer effective January 1, 1993.

  Other

       There have been no events under any bankruptcy act, no criminal proceed-ings and no judgments or injunctions material to the evaluation of the ability and integrity of the above-name executive officers during the past five years.


                                PART II


  Item 5.  Market For The Company's Common Stock And Related Stockholder
  Matters.

       (a) Principal Markets. The principal markets on which the Company's common stock is traded are the: New York Stock Exchange and Chicago Stock Exchange.

       (b) Approximate Number of Holders of Common Stock. Based on information provided by the Company's stock transfer agent, the number of holders of record of the Company's common stock as of March 24, 1995 was 1,321.

       (c) Stock Prices and Dividend Information. The information contained in the Section entitled "Quarterly Stock & Dividend Information" appearing on page 36 of the 1994 Annual Report presents for the years 1994 and 1993 quarterly high and low prices of the Company's common stock, and said Section is incorporated herein by reference. There were no cash dividends paid in 1994 or 1993; however, a 10 percent stock dividend was paid on the shares of common stock on December 14, 1993 and on December 15, 1994. The closing price for shares of common stock on the Composite Tape on March 24, 1995 was $12.25.

       The Company's Agreement with NBD Bank limits the Company's right to pay cash dividends to an amount not to exceed 50% of the cumulative consolidated net income of the Company and its subsidiaries earned after February 12, 1993.

  Item 6.  Selected Financial Data.

       The Section entitled "Five-Year Summary" appearing on page 1 of the 1994 Annual Report contains selected financial data relating to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 17 through 32 of the 1994 Annual Report. Said Section and pages 17 through 32 are incorporated herein by reference. Also, Item 1.(a) of this Report should be read in conjunction with this item.
  Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

       The Section entitled "Management's Discussion And Analysis" appearing on pages 12 through 16 of the 1994 Annual Report contains information as to the Company's financial condition, changes in financial condition and results of operations and said Section is incorporated herein by reference. Also, the letter "To Our Stockholders and Employees" appearing on pages 2 and 3, of the 1994 Annual Report, is incorporated herein by reference.

  Item 8.  Financial Statements And Supplementary Data.

       The Consolidated Financial Statements, and Notes thereto appearing on pages 17 through 32 in the 1994 Annual Report, together with the report thereon of Price Waterhouse LLP dated February 16, 1995, appearing on page 33 in the 1994 Annual Report contain financial information relating to the Company and are incorporated herein by reference.

  Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

       None.

                                     PART III


  Item 10.  Directors And Executive Officers Of The Company.

       The Sections entitled "Nominees For Election As Directors", "Directors Whose Term Continue Until 1996", and "Directors Whose Term Continue Until 1997" appearing on pages 3 through 5, of the Company's 1995 Proxy Statement contain information relating to directors and nominees for directors and are incorporated herein by reference. Certain information as to the Company's executive officers is contained in the Section entitled "Executive Officers Of The Company" in Part I of this Form 10-K.

  Item 11.  Executive Compensation.

       The Section entitled "Compensation Of Executive Officers" and the Subsec-tions thereunder appearing on pages 10 through 17 of the 1995 Proxy Statement, the Section entitled "Employment, Termination, and Change-in-Control Agree-ments" appearing on pages 13 and 14 of the 1995 Proxy Statement, the Subsec-tion entitled "Compensation" of the Section entitled "Board of Director's Matters" appearing on page 6 of the 1995 Proxy Statement, the Section entitled "Compensation Committee Interlocks and Insider Participation" appearing on page 7 of the 1995 Proxy Statement, the Section entitled "Report Of The Stock Option and Compensation Committee Of The Board of Directors" appearing on pages 14 through 16 of the 1995 Proxy Statement and the Section entitled "Performance Graph" appearing on page 17 of the 1995 Proxy Statement are incorporated herein by reference and contain certain information relating to past and prospective remuneration matters applicable to directors and execu-tive officers of the Company and said Sections and Subsections are incor-porated herein by reference.

  Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

       The Section entitled "Stock Ownership" appearing on pages 7 through 9 of the 1995 Proxy Statement contains information relating to ownership of common stock of the Company by certain beneficial owners and management, and said
  Section is incorporated herein by reference.

  Item 13.  Certain Relationships And Related Transactions.

       None.






                                     PART IV

  Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

  (a)(1)  Consolidated Financial Statements of PORTEC, Inc.:

                                                                 Page In 1994
                                                                 Annual Report

  Consolidated Statements of Income For the
   Years Ended December 31, 1994, 1993 and 1992...............   17

  Consolidated Balance Sheets at December 31, 1994 and 1993...   18

  Consolidated Statements of Cash Flows For the Years
   Ended Decenber 31, 1994, 1993 and 1992.....................   19

  Notes to Consolidated Financial Statements (including Unaud-
   ited Quarterly Financial Information)......................   20

  Report of Independent Accountants...........................   33


     (2)  Financial Statement Schedules:

  Report of Independent Accountants on Financial Statement
   Schedules...................................................  17


  Valuation and Qualifying Accounts and Reserves (Schedule
   VIII).......................................................  18



    All other schedules are omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3) Exhibits:

   3(a) The Company's Certificate of Incorporation, as amended to April 29, 1987, a copy of which was included as Item 6(a)3 of the Company's Form 10-Q Report for the quarter ended March 31, 1987.*

   3(b) The Company's By-Laws, as amended April 23, 1991, a copy of which was included as Item 6(a) 3 of the Company's Form 10-Q Report for the quarter ended March 31, 1991.*

   4(a) Credit Agreement dated as of February 12, 1993 by and between NBD Bank and the Company, a copy of which was included as Item 7 (4)(a) of the Company's Form 8-K Report dated March 18, 1993.*

   4(b) First amendment to Credit Agreement dated as of April 26, 1994 by and between NBD Bank and the Company.

  10(a) The Division Management Incentive Compensation Plan effective January 1, 1995.(x)

  10(b) The Key Management Incentive Compensation Plan effective January 1, 1995.(x)

  10(c) The Company's Supplemental Non-Qualified Retirement Income Plan For Designated Executive Employees as amended effective January 1, 1994.
          (x)

  10(d) The 1982 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 24, 1984, a copy of which was included as Item 14(a)(3)10-
          (l) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1984.*(x)

  10(e) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 26, 1994.(x)

  10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, a copy of which was included as Proposal 2 on pages 18 through 25 of the Company's 1995 Proxy Statement.*(x)

  10(g) Agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14
          (a)(3)10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1988.*(x)

  10(h)   Letter Agreement dated December 12, 1989, between the Company and M.
          T. Yonker which amended the agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14(a)(3)10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

  10(i) Agreement and Release made January 9, 1990, between the Company and John S. Cooper, a copy of which was included as Item 14(a)(3)10(p) of
          Part IV of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

  10(j) Employment Agreement dated November 16, 1989, between the Company and N. A. Dedert-Kindl, a copy of which was included as Item 14(a)(3)10(r) of Part IV of the Company's Form 10-K Report for the year ended
          December 31, 1989.*(x)

  11      The Company's statement regarding computations of per share earnings.

  13      The Company's 1994 Annual Report to Stockholders.**

  21      List of the Company's subsidiaries.

  23      Consent of Independent Accountants.

  27      Financial Data Schedule


          * Incorporated herein by reference.

          ** The 1994 Annual Report to Stockholders, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this filing.

          (x) Management contract or compensatory plan or arrangement.

  (b)  Reports on Form 8-K:

  There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1994.

  For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorpo-rated by reference into Part II of Registrant's Registration Statements on Form S-8 File No. 2-76476; File No. 2-79004; and File No. 33-32700.

  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant, the Registrant has been advised that in the opinion of the Securi-ties and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter had been settled by controlling precedent, submit to a court of appropriate jurisdic-tion the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.









                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES




  To the Board of Directors
  of PORTEC, Inc.


  Our audits of the consolidated financial statements referred to in our report dated February 16, 1995 appearing on page 33 of the 1994 Annual Report to Stockholders of PORTEC, Inc., (which report and consolidated financial state-ments are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  Price Waterhouse LLP

  Chicago, Illinois
  February 16, 1995



                                                                                                                      Schedule VIII








                                                     PORTEC, Inc. AND SUBSIDIARIES

                                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                               Years Ended December 31, 1994, 1993, 1992
                                                           ($000's omitted)

                                                                      Additions
                                                                        Charged
                                                       Balance         to Costs                            Balance
                                                     Beginning              and        Deductions           at End
                                                       of Year         Expenses      from Reserve          of Year


       1994 Allowance for doubtful accounts          $     337        $     214        $       88          $   463
       1993 Allowance for doubtful accounts                226              165                54              337
       1992 Allowance for doubtful accounts                482               23               279              226




                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange of 1934, PORTEC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   PORTEC, Inc.

                                   By:  /S/Michael T. Yonker

                                        Michael T. Yonker
                                        President and Chief
                                        Executive Officer and


                                        Director


                                   By:  /S/Nancy A. Dedert-Kindl
                                        Nancy A. Dedert-Kindl
                                        Vice President -
                                        Finance, Treasurer,
                                        Controller, and Secretary
                                       (Chief Financial and
                                        Accounting Officer)









March 24, 1995







Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of PORTEC, Inc. and in the capacities and on the dates indicated:



Signature                   Title            Date


/S/ Albert Fried, Jr.       Chairman         March 24, 1995
Albert Fried, Jr.           of the Board


/S/ J. Grant Beadle         Director         March 24, 1995
J. Grant Beadle


/S/ Frederick J. Mancheski  Director         March 24, 1995
Frederick J. Mancheski


/S/ John F. McKeon          Director         March 24, 1995
John F. McKeon


/S/ Arthur McSorley, Jr.    Director         March 24, 1995
Arthur McSorley, Jr.



Robert D. Musgjerd


/S/ Michael T. Yonker       Director         March 24, 1995

                                       16


Michael T. Yonker


/S/ L. L. White, Jr.        Director         March 24, 1995
L. L. White, Jr.





                                  EXHIBIT INDEX


                                                                        Page No.
                                                                          Within
                                                                      Sequential
                                                                       Numbering
                                                                       System of
                                                                      Exhibit


Exhibit        Description


 3(a) The Company's Certificate of Incorporation, as amended to April 29, 1987, a copy of which was included as Item 6(a)3 of the Company's Form
        10-Q Report for the quarter ended March 31, 1987.*

 3(b) The Company's By-Laws, as amended April 23, 1991, a copy of which was included as Item 6(a)3 of the Company's Form 10-Q Report for the quarter ended
        March 31, 1991.*

 4(a) Credit Agreement dated as of February 12, 1993 by and between NBD Bank and the Company, a copy of which was included as Item 7(4)(a) of the Company's Form 8-K Report dated March 18, 1993*

 4(b) First amendment to Credit Agreement dated as of April 26, 1994 by and between NBD Bank and the Company.

10(a) The Division Management Incentive Compensation Plan effective January 1, 1995.(x)

10(b)   The Key Management Incentive Compensation Plan effective January 1,
        1995.(x)

10(c) The Company's Supplemental Non-Qualified Retirement Income Plan For Designated Executive Employees as amended effective January 1, 1994.(x)


10(d) The 1982 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 24, 1984, a copy of which was included as Item 14(a)(3)10(1) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1984.*(x)

10(e) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 26, 1994.(x)



                                       17


10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, a copy of which was included as Proposal 2 on pages 18 through 25 of the Company's 1995 Proxy Statement.*(x)

10(g) Agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14(a)(3)10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1988.*(x)

10(h) Letter Agreement dated December 12, 1989, between the Company and M. T. Yonker which amended the agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14(a)(3)10(o) of Part IV of the Company's Form 10-K
Report for the year ended
        December 31, 1989.*(x)

10(i)   Agreement and Release made January 9, 1990, between the Company and John
        S. Cooper, a copy of which was included as Item 14(a)(3)10(p) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

10(j)   Employment Agreement dated November 16, 1989, between the Company and N.
        A. Dedert-Kindl, a copy of which was included as Item 14(a)(3)10(r) of
        Part IV of the
        Company's Form 10-K Report for the year ended December 31, 1989.*(x)

11      The Company's statement regarding computations of per share earnings.

13      The Company's 1994 Annual Report to Stockholders.

21      List of the Company's subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule

        * Incorporated herein by reference.

        (x) Management contract or compensatory plan or arrangement.