Form 10-Q
period 1995-03-31
PORTEC INC
filed 1995-05-12
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended March 31, 1995, or

(   )     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

For the transition period from __________ to __________

Commission File No. 1-500

                              PORTEC, Inc.
          (Exact name of Registrant as specified in its charter)

     Delaware                                     36-1637250
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

One Hundred Field Drive, Suite 120, Lake Forest, Illinois  60045
(Address of principal executive offices)       (Zip Code)

                              (708) 735-2800
          (Registrant's telephone number, including area code)

Former address:
                   (Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                         YES      X       NO

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at May 9, 1995 - 4,290,454.





                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Financial Statements

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
           As of March 31, 1995; December 31, 1994; and March 31, 1994
                             (Thousands of Dollars)
                                   (Unaudited)

                                                           3/31/95           12/31/94           3/31/94
CURRENT ASSETS
 Cash and cash equivalents                            $       3,823      $       3,398      $      4,509
 Accounts and notes receivable,                              16,307             13,224            16,955
  less allowances
 Inventories                                                 18,482             17,473            10,902
 Other current assets                                         1,243              1,466               950
  Total current assets                                       39,855             35,561            33,316

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                           220                220               295
 Buildings and improvements                                   9,523              9,437             9,807
 Machinery and equipment                                     19,942             19,805            17,413
                                                             29,685             29,462            27,515
 Less accumulated depreciation                              (16,562)           (16,090)          (15,435)
  Total property, plant and equipment                        13,123             13,372            12,080

Assets Held For Sale                                          2,093              2,269             2,070
Goodwill                                                      3,012              3,212               173
Other Assets and Deferred Charges                             3,103              3,108             2,164

  Total                                               $      61,186      $      57,522     $      49,803

CURRENT LIABILITIES
 Current portion of long-term debt                    $       3,889      $       4,253      $      1,263
 Accounts payable                                            12,398             11,248            12,096
 Other accrued liabilities                                    7,380              7,263             7,771
   Total current liabilities                                 23,667             22,764            21,130

LONG-TERM DEBT                                                8,617              7,623             7,122

DEFERRED CREDITS
 Pensions                                                     1,997              1,997             1,696
 Other deferred credits                                         105                179               263
  Total deferred credits                                      2,102              2,176             1,959

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,297,176
  4,283,260 and 3,870,243 shares                              4,297              4,283             3,870
 Additional capital                                          46,576             46,518            41,144
 Cumulative translation adjustment                             (572)              (455)             (732)
 Accumulated deficit                                        (23,468)           (25,387)          (24,690)
                                                             26,833             24,959            19,592
Treasury stock, 2,722, 0 and 0
 common shares at cost                                           33                  -                 -

  Total stockholders' equity                                 26,800             24,959            19,592

  Total                                               $      61,186      $      57,522     $      49,803



The accompanying notes are an integral part of these financial statements.








                                  PORTEC, INC.
            CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
            FOR THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                   (UNAUDITED)



                                                                                               Three Months Ended 3/31

                                                                                                1995              1994
Revenues
 Net sales                                                                                   $  26,659        $  25,500
 Other income                                                                                      256               -

  Total                                                                                         26,915           25,500


Costs and Expenses
 Cost of goods sold                                                                             18,788           17,157
 Selling, general and administrative                                                             5,712            5,908
 Interest                                                                                          408              121
  Total                                                                                         24,908           23,186


Income before income taxes                                                                       2,007            2,314
Income tax provision                                                                                88              500



Net Income                                                                                       1,919            1,814
Accumulated deficit - beginning of year                                                        (25,387)         (26,504)
Accumulated deficit - end of period
                                                                                             $ (23,468)       $ (24,690)


Earnings per common share                                                                  $       .42      $       .40*


Average number of shares outstanding                                                         4,603,084        4,552,345*







*Adjusted retroactively for 10% stock dividend paid in December 1994.



The accompanying notes are an integral part of these financial statements.















                                  PORTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       3 MONTHS ENDED 3/31

                                                                     1995                1994
Cash flows from Operating Activities:
 Net income                                                    $     1,919        $      1,814
 Adjustments to reconcile net income
   to net cash used by operating
   activities:
     Depreciation and amortization                                     609                 511
     Increase in receivables                                        (3,083)             (7,705)
     Increase in inventories                                        (1,009)               (817)
     Decrease in other net assets
      and deferred charges                                             137                 368
     Gain on sale of assets                                           (263)                 (7)
     Decrease in deferred credits                                      (74)               (131)
     Increase in accounts payable
      and accruals                                                   1,640               3,793
     Net cash used by operating
       activities                                                     (124)             (2,174)

Cash flows from Investing Activities:
 Proceeds from disposal of property,
  plant and equipment                                                  706                  97
 Capital expenditures                                                 (336)               (541)
    Net cash provided (used) by
     investing activities                                              370                (444)

Cash flows from Financing Activities:
 Net borrowing on revolving credit
   and term loan                                                       643               1,849
 Payment on capitalized leases                                         (14)                (34)
 Issuance of common stock                                               72                 322
 Purchase of Treasury Stock                                           (405)                  -
   Net cash provided by financing
     activities                                                        296               2,137


Effect of exchange rate change                                        (117)               (289)
Net increase (decrease) in cash
 and cash equivalents                                                  425                (770)
Cash and cash equivalents at
 beginning of year                                                   3,398               5,279

Cash and cash equivalents at
 end of period                                                 $     3,823         $     4,509



The accompanying notes are an integral part of these financial statements.















                                  PORTEC, INC.
                  NOTES TO FINANCIAL STATEMENT - MARCH 31, 1995
                             (THOUSANDS OF DOLLARS)





1. Inventories at March 31, 1995; December 31, 1994; and March 31, 1994 were:


                                            3/31/95        12/31/94         3/31/94

    Raw Materials and Supplies          $     5,235     $     5,297    $      4,035
    Work-in-Process                           5,539           5,058           3,497
    Finished Goods                            7,708           7,118           3,370
                                        $    18,482     $    17,473    $     10,902

2. Financial statements for the three months ended March 31, 1995 are subject to audit adjustments.



3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented.








ITEM 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations


Net sales for the quarter ended March 31, 1995 were $26,659,000 compared with $25,500,000 for the same period in 1994. The increase in net sales of 4.5 percent during the first quarter of 1995 was due to higher sales by the Company- 's Materials Handling segment. Sales of the traditional specialty belt conveyor products and wire guidance systems were greater than prior year and the sales of products for solid waste recycling were strong. This performance was partially offset by a small sales decline in the Company's Construction Equipment segment and decreases in sales of the Railroad segment. The decrease in Construction Equipment sales was due to the disposition of the chemical processing product line in July of 1994. Railroad sales were down due to difficult conditions in the Canadian railroad industry and lower volume in load securement products.

Net income was $1,919,000 for the first quarter of 1995 compared with $1,814,000 for the quarter ended March 31, 1994. The increase of $105,000 in first quarter 1995 net income from the prior year's results reflected higher net sales and other income with lower selling, general and administrative expense and income tax expense. These were partially offset by lower gross margins and higher interest expense. Gross margins were $18,788,000 compared with $17,157,000 for the same period in 1994. The gross margin percentage decreased due to the lower volume in the Construction Equipment and Railroad segments and to disruptions caused by the transfer of production of green waste grinders and screens to the Construction Equipment plant following the acquisition of these products in July of 1994.

Selling, general and administrative expense decreased from $5,908,000 in the first quarter of 1994 to $5,712,000 in the same quarter of 1995. This decrease was due to reductions in professional fees and closed plant expense. Other income of $256,000 reflected the sale of a property site located in Minneapolis, Minnesota which had been included in Assets Held For Sale. Interest expense was $408,000 compared with prior year's interest expense for the same period of $121,000. The increase in interest expense was due to higher short and long-term debt and higher interest rates for the quarter ended March 31, 1995. The reduction in the income tax provision for the first quarter of 1995 was the result of lower foreign earnings.

Current assets were $39,855,000 at March 31, 1995 compared with $35,561,000 at December 31, 1994 and $33,316,000 as March 31, 1994. Receivables of $16,307,000
at March 31, 1995 were up $3,083,000 from December 31, 1994 due to increased sales. Inventory increased $7,580,000 from March 31, 1994 partially as a result of the acquisition of Count Recycling Systems and the Innovator product line in April and July of 1994. In addition, finished goods increased due to a stocking program at the Construction Equipment segment. Other current assets decreased $223,000 from December 31, 1995 due to changes in prepaid insurance and in-creased $293,000 from March 31, 1994 due mainly to the acquisition of Count Recycling Systems and Innovator Holdings.

Fixed asset acquisitions were $336,000 during the first quarter of 1995 versus $541,000 during the same period of last year. Assets Held For Sale decreased $176,000 with the sale of a property site in Minneapolis, Minnesota for cash. Goodwill increased $2,839,000, after amortization, from March 31, 1994 due to the acquisition of Count Recycling Systems and Innovator Holdings in April and July of 1994. Other Assets and Deferred Charges were $3,103,000 at March 31, 1995 compared with $2,164,000 at March 31, 1994 as a result of the addition of patents related to acquisitions mentioned above.

At March 31, 1995, current liabilities were up $903,000 from December 31, 1994 and $2,537,000 from those of March 31, 1994. The increase from the year end was due to additional purchases made to support higher sales. The change from March 31, 1994 was the result of the assumption of the current portion of long-term debt associated with the acquisition of Innovator Holdings which was used to finance working capital needs. The Company's long-term debt at March 31, 1995 was $8,617,000, an increase of $994,000 from December 31, 1994 and $1,495,000 from March 31, 1994.  Both increases were due to working capital needs.

The increase in stockholders' equity of $1,841,000 from December 31, 1994 to March 31, 1995 was attributable to earnings and to the exercise of stock options. These were partially offset by an increase in cumulative translation adjustment and to the purchase of treasury stock. The $7,208,000 increase in stockholders' equity from March 31, 1994 to March 31, 1995 was due to earnings during the last three quarters of 1994 and the first quarter of 1995, to the exercise of stock options and to a decrease in cumulative translation adjust-ment. These were partially offset by the purchase of treasury stock during the first quarter of 1995.

The Company received new orders of $24,210,000 during the first quarter of 1995 compared with $26,125,000 for the first quarter of 1994. The 7 percent decrease was attributable to lower orders in the Construction Equipment and Railroad segments. The order backlog was $21,206,000 at March 31, 1995 compared with $24,339,000 and $21,377,000 at December 31, 1994 and March 31, 1994, respective-
ly.



Liquidity

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994. The agreement provides for a term loan of $6,000,000 and up to $12,000,000 of credit available as either cash or letters of credit. The provisions of the agreement include minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

On July 15, 1994, Portec, Ltd., a wholly-owned subsidiary of the Company, entered into an unsecured agreement with a bank for a term loan of $4,000,000. The provisions of the loan are similar to those of the above agreement.

The Company does not have available lines of credit beyond its existing bank agreements and is prohibited by these agreements from making other borrowings.

The Company presently has a facility for sale or lease in Troy, New York. Due to economic conditions and other factors, the efforts to sell this property have not been successful. A remaining property site in Minneapolis, Minnesota was sold in April, 1995. Property in Pittsburgh, Pennsylvania has been leased on a long-term lease with an option to buy. The proceeds from the sale and lease of these properties are expected to improve the Company's liquidity position.

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company will need to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 1.7, 1.6 and 1.6 to 1 at March 31, 1995, December 31, 1994 and March 31, 1994, respectively. At March 31, 1995, the Company had available $6,118,000 of unused credit under its loan agreement, plus cash and cash equivalents of $3,823,000. This compared with $7,061,000 and $7,909,000 of unused credit and $3,398,000 and $4,509,000 of cash and cash equivalents at December 31, 1994 and March 31, 1994, respectively.





                             II - OTHER INFORMATION




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on April 25, 1995 ("Annual Meeting"). There were 4,262,891 shares of the Company's common stock issued and entitled to vote at the Annual Meeting. Proxies were solicited pursuant to Regulation 14A and there were no solicitations in opposition to the nominees of the Board of Directors of the Company.

At the Annual Meeting, Messrs. Albert Fried, Jr., L. L. White, Jr. and Michael
T. Yonker were elected directors for three-year terms and the votes cast were as follows:

                                                                                   Total Votes For
                                         Total Votes                               Which Authority To
                                       For Election                                Vote Withheld

Albert Fried, Jr.                         3,459,321                                  244,400
L. L. White, Jr.                          3,458,738                                  244,983
Michael T. Yonker                         3,459,059                                  244,662

Following the election, the Company's Board of Directors consisted of the following eight named individuals:

Name                                Expiration of Current Term


J. Grant Beadle                                  1996
Arthur McSorley, Jr.                             1996
Robert D. Musgjerd                               1996
Frederick J. Mancheski                           1997
John F. McKeon                                   1997
Albert Fried, Jr.                                1998
L. L. White, Jr.                                 1998
Michael T. Yonker                                1998

At the Annual Meeting, the Company's stockholders amended the 1988 PORTEC, Inc. Employees' Stock Benefit Plan to allow all stock options and stock appreciation rights granted under the Plan to be exercised within five years following termination of employment or service of the optionee if such termination is due to death, disability, or retirement in accordance with the Company's retirement policy, or until the option expires, whichever first occurs. In addition, the amendment authorized a one-time grant to each non-employee director of a stock option of 7,000 shares of Common Stock of the Company and increased the annual grant of stock options to each non-employee director to 2,000 shares of Common Stock of the Company. The votes cast for this matter were as follows:

                       Total Votes        Total Votes   Total Votes
                           For              Against      Abstaining
                        3,121,402           550,471       31,848



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                       (a)  Exhibits:

                            11  The Company's statement regarding computation
of per share earnings.

                       (b)  Reports on Form 8-K

During the quarter ended March 31, 1995, the Company did not file any reports on Form 8-K.

                                    SIGNATURE

                                        8

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PORTEC, Inc.
                                                 Registrant

Date:  May 11, 1995              By: /s/ Nancy A. Kindl

                                                 Nancy A. Kindl
                                                 Vice President, Treasurer, and
                                                 Secretary and Chief Financial
                                                 Officer















                            EXHIBIT INDEX





                                                                Page No.
                                                                 Within
                                                             Sequential
                                                              Numbering
                                                              System of
                                                                Exhibit

Exhibit                  Description

  11 Registrant's statement regarding computation of per share earnings.