Form 10-Q
period 1995-06-30
PORTEC INC
filed 1995-08-14
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended June 30, 1995, or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X       NO

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at August 14, 1995 - 4,291,214.




                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Financial Statements

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
            As of June 30, 1995; December 31, 1994; and June 30, 1994
                             (Thousands of Dollars)

                                                        (Unaudited)                          (Unaudited)
                                                          6/30/95           12/31/94           6/30/94
CURRENT ASSETS
 Cash and cash equivalents                            $       3,946      $       3,398      $      5,506
 Accounts and notes receivable,                              15,183             13,224            17,383
  less allowances
 Inventories                                                 18,037             17,473             9,643
 Other current assets                                         1,036              1,466               861
  Total current assets                                       38,202             35,561            33,393

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                           220                220               295
 Buildings and improvements                                  10,287              9,437             9,841
 Machinery and equipment                                     20,400             19,805            19,246
                                                             30,907             29,462            29,382
 Less accumulated depreciation                              (16,973)           (16,090)          (15,960)
  Total property, plant and equipment                        13,934             13,372            13,422

Assets Held For Sale                                          2,070              2,269             2,070
Goodwill                                                      3,556              3,212             2,066
Other Assets and Deferred Charges                             2,938              3,108             2,139

  Total                                               $      60,700      $      57,522      $     53,090

CURRENT LIABILITIES
 Current portion of long-term debt                    $       2,500      $       4,253      $      1,235
 Accounts payable                                            10,568             11,248            12,662
 Other accrued liabilities                                    7,346              7,263             8,802
   Total current liabilities                                 20,414             22,764            22,699

LONG-TERM DEBT                                                8,711              7,623             6,438

DEFERRED CREDITS
 Pensions                                                     1,997              1,997             1,696
 Other deferred credits                                         471                179               309
  Total deferred credits                                      2,468              2,176             2,005

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,297,176
  4,283,260 and 3,870,243 shares                              4,297              4,283             3,870
 Additional capital                                          46,576             46,518            41,144
 Cumulative translation adjustment                             (484)              (455)             (581)
 Accumulated deficit                                        (21,211)           (25,387)          (22,485)
                                                             29,178             24,959            21,948
 Treasury stock, 5,962, 0 and 0
 common shares at cost                                           71                  -                 -

  Total stockholders' equity                                 29,107             24,959            21,948

  Total                                               $      60,700      $      57,522     $      53,090



The accompanying notes are an integral part of these financial statements.





                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                                  FOR THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                                            (UNAUDITED)






                                                   Three Months Ended 6/30                        Six Months Ended 6/30


                                                       1995                  1994                  1995                   1994


Revenues
 Net sales                                 $           28,929    $          27,687     $          55,588      $         53,187
Other income                                               33                   29                   289                    29

Total                                                  28,962               27,716                55,877                53,216

Costs and expenses
 Cost of goods sold                                    20,760               18,919                39,548                36,076
 Selling, general and administrative                    5,466                5,991                11,178                11,899
 Interest                                                 455                  158                   863                   279
  Total                                                26,681               25,068                51,589                48,254




Income before income taxes                              2,281                2,648                 4,288                 4,962
Income tax provision                                       24                  443                   112                   943




Net income                                 $            2,257    $           2,205                 4,176                  4,019
Accumulated deficit - beginning of year                                                          (25,387)               (26,504)
Accumulated deficit - end of period                                                    $         (21,211)     $         (22,485)



Earnings per common share:                 $              .49    $             .48*   $              .91      $            .88*


Average number of shares outstanding                4,602,726            4,594,539*            4,602,924             4,573,498*




*Adjusted retroactively for 10% stock dividend paid in December 1994.




The accompanying notes are an integral part of these financial statements.












                                                           PORTEC, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994
                                                      (THOUSANDS OF DOLLARS)
                                                            (UNAUDITED)


                                                                     6 MONTHS ENDED 6/30

                                                                      1995                1994
Cash flows from Operating Activities:
 Net income                                                       $    4,176         $      4,019
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                                     1,199                  989
     Increase in receivables                                          (1,959)              (7,959)
     Decrease (increase) in inventories                                 (564)                 871
     Decrease in other net assets
      and deferred charges                                               311                  480
     Gain on sale of assets                                             (268)                  (5)
     Increase (decrease) in deferred credits                             292                  (85)
     Increase (decrease) in accounts payable
      and accruals                                                      (216)               4,831
     Net cash provided by operating
       activities                                                      2,971                3,141

Cash flows from Investing Activities:
 Acquisitions                                                           (400)              (2,018)
 Capital expenditures                                                 (1,660)              (2,305)
 Proceeds from disposal of property,
  plant and equipment                                                    711                  121
    Net cash used by
     investing activities                                             (1,349)              (4,202)

Cash flows from Financing Activities:
 Net borrowing (repayment) of revolving
   credit and term loan                                                 (647)               1,165
 Repayment of other long-term debt                                       (19)                 (62)
 Issuance of common stock                                                 72                  322
 Purchase of treasury stock                                             (451)                   -
   Net cash provided (used) by financing
     activities                                                       (1,045)               1,425


Effect of exchange rate change                                           (29)                (137)
Net increase in cash and
 cash equivalents                                                        548                  227
Cash and cash equivalents at
 beginning of year                                                     3,398                5,279

Cash and cash equivalents at
 end of period                                                    $    3,946          $     5,506




The accompanying notes are an integral part of these financial statements.









                                                           PORTEC, INC.
                                           NOTES TO FINANCIAL STATEMENT - JUNE 30, 1995
                                                      (THOUSANDS OF DOLLARS)





1.  Inventories at June 30, 1995; December 31, 1994; and June 30, 1994 were:


                                                  6/30/95         12/31/94         6/30/94

          Raw Materials and Supplies           $     5,709     $     5,297      $    3,564
          Work-in-Process                            5,242           5,058           3,277
          Finished Goods                             7,086           7,118           2,802
                                                $   18,037     $    17,473      $    9,643

2. Financial statements for the six months ended June 30, 1995 are subject to audit adjustments.



3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented.







ITEM 2.     Management's Discussion and Analysis of Financial
                              Condition and Results of Operations



Net revenues of $28,962,000 for the quarter ended June 30, 1995, were 4.5 percent greater than net revenues of $27,716,000 for the quarter ended June 30, 1994. This increase was due to significant improvement in our Materials Handling segment. Strong sales of our traditional specialty belt conveyors and automatic steering products and the addition of the sales of Count Recycling Systems nearly doubled last year's second quarter volume. Sales in the quarter for both our Railroad Products and Construction Equipment segments were below the prior year levels for the same period. Weaker industrial economic conditions in Canada and a change in product requirements in the U.S. resulted in lower sales in the Railroad Products segment. Interest rate concerns early in the quarter dampened market activity for the Construction Equipment segment and the disposition of the chemical processing product line in July of 1994 further decreased volume.

Net income of $2,257,000 for the second quarter of 1995 was 2.4 percent greater than the prior year's net income of $2,205,000. The increase was attributable to improved gross margins by the Company's Materials Handling segment as a result of the increased sales volume and improved operating efficiency. Gross margins for the quarter ended June 30, 1995 at both the Construction Equipment and Railroad Products segments were below the prior year's results due to the decreased sales volume. The Construction Equipment segment was also impacted by product mix. In addition, Railroad Products gross margins were lower due to the poor performance of our PVH acquisition in the United Kingdom. We completed the disposition of the PVH business, except for certain materials handling product lines that will be added to our United Kingdom operation, early in the third quarter. The sale will have no material effect on third quarter results.

Selling, general and administrative expense during the second quarter of 1995 decreased from $5,991,000 for the same period last year to $5,466,000. The lower expense was the result of cost reducing measures. Interest expense for the period was up $297,000 due to increased activity in Construction Equipment's floor plan support, greater borrowing by the Company and the increase in interest rates. The income tax provision for the second quarter of 1995 was down $419,000 due to lower foreign earnings.

Net revenues and corresponding net income were $55,877,000 and $4,176,000, respectively, for the six months ended June 30, 1995, compared with net revenues of $53,216,000 and net income of $4,019,000 for the first six months of 1994. Net sales for the first six months of 1995 were 4.5 percent above the prior year due to improved sales at the Company's Materials Handling segment. Sales of the traditional specialty belt conveyor and automatic steering products were greater than prior year and the acquisition of Count Recycling Systems in April of 1994 added volume. Construction Equipment sales were down due to the disposition of the chemical processing product line in July of 1994 and uncertainty in the marketplace due to rising interest rates. Sales of the Railroad Products segment declined because of difficult conditions in the Canadian railroad industry and lower volume in load securement products.

The increase in the net income for the first six months of 1995 reflected the increased sales volume, lower selling, general and administrative expense, higher other income and lower income taxes. These factors were partially offset by a lower gross margin percentage and higher interest expense. Selling, general and administrative expense was $11,178,000 compared with $11,899,000 for the same period last year. Other income was up $260,000 due to the sale of a property site located in Minneapolis, Minnesota which had been included in Assets Held For Sale. The reduction in the income tax provision for the first half of 1995 was the result of lower foreign earnings. Gross margins were $16,040,000 for the period ended June 30, 1995 compared with $17,111,000 for the same period last year. Interest expense increased $584,000 over the prior year's level due to increased floor planning support, greater borrowing and higher interest rates.

Current assets were $38,202,000 at June 30, 1995 compared with $35,561,000 at December 31, 1994 and $33,393,000 as June 30, 1994. Receivables of $15,183,000
at June 30, 1995 were up $1,959,000 from December 31, 1994 and down $2,200,000 from June 30, 1994. The changes were due to fluctuations in volume and improved collection efforts. Inventories increased $564,000 from December 31, 1994 and $8,394,000 from June 30, 1994. The increase from year end resulted from changes in volume. The acquisition of Count Recycling Systems and the Innovator product line accounted for approximately one half of the increase in inventory from June 30, 1994. Stocking programs and increased work-in-process accounted for the remaining change. Other current assets decreased $430,000 from December 31, 1994 due to changes in prepaid expenses and increased $175,000 from June 30, 1994 due to acquisitions.

Fixed asset acquisitions were $1,660,000 during the first half of 1995 versus $2,305,000 during the same period of last year. Assets Held For Sale decreased $199,000 from December 31, 1994 with the sale of two property sites in Minneapolis, Minnesota. This completes the disposition of all properties at this location. Goodwill increased from June 30, 1994 due to the acquisition of Innovator Holdings in July of 1994. The additional increase from December 31, 1994 was due to certain earn out provisions related to acquisitions. Other Assets and Deferred Charges were $2,938,000 at June 30, 1995 compared with $2,139,000 at June 30, 1994 as a result of the addition of patents related to acquisitions.

At June 30, 1995, current liabilities were down $2,350,000 from December 31, 1994 and $2,285,000 from June 30, 1994. The decrease from December 31, 1994 was due to reductions in the current portion of long-term debt. The change from June 30, 1994 was the result of lower accounts payable and other accrued liabilities partially offset by an increase in current portion of long-term debt which related to an acquisition. The Company's long-term debt at June 30, 1995 was $8,711,000, an increase of $1,088,000 from December 31, 1994 and $2,273,000 from June 30, 1994. The increase from December 31, 1994 was due to repayment of short-term debt. The increase from June 30, 1994 was for working capital needs.

Other deferred credits increased from both December 31, 1994 and June 30, 1994 principally because of the deferral of a gain on the sale of property in Minneapolis, Minnesota.

The increase in stockholders' equity of $4,148,000 from December 31, 1994 to June 30, 1995 was attributable to earnings and to the exercise of stock options These increases were partially offset by a slightly higher cumulative translation adjustment and to the purchase of treasury stock through the Company's stock repurchase program. The $7,159,000 increase in stockholders' equity from June 30, 1994 to June 30, 1995 was due to earnings during the last two quarters of 1994 and the first two quarters of 1995, to the exercise of stock options and to a decrease in cumulative translation adjustment. These were partially offset by the purchase of treasury stock during the first and second quarters of 1995.

The Company received new orders of $25,518,000 during the second quarter of 1995 compared with $23,161,000 for the second quarter of 1994. The 10 percent increase was attributable to higher orders in both the Materials Handling and Railroad Products segments. The order backlog was $17,796,000 at June 30, 1995 compared with $24,339,000 and $17,475,000 at December 31, 1994 and June 30, 1994, respectively.

Liquidity

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994 and June 13, 1995. The amended agreement provides up to $15,300,000 of credit available as either cash or letters of credit. The provisions of the agreement include minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

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

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company will need to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 1.9, 1.6 and 1.5 to 1 at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. At June 30, 1995, the Company had available $7,706,000 of unused credit under its loan agreement, plus cash and cash equivalents of $3,946,000. This compared with $7,061,000 and $8,309,000 of unused credit and $3,398,000 and $5,506,000 of cash and cash equivalents at December 31, 1994 and June 30, 1994, respectively.




                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

The Company was a defendant in a suit entitled "Dellelce Construction and Equipment v. PORTEC, Inc. and Kesmark Ltd." in the Supreme Court of Ontario, District of York, Canada, Case No. 4490A/81. This case involved a rock crushing plant manufactured by the Company and purchased by Dellelce in 1977. Dellelce claimed that the plant did not perform to specifications and requested damages of several million dollars related primarily to alleged lost profits. The case was heard by the Court which decided in May 1990 that the Company was not responsible for damages to Dellelce. Dellelce and the successor of Kesmark Ltd. appealed this decision. On June 2, 1995 a settlement agreement was entered into whereby the plaintiff paid the Company $149,000 in legal fees and interest and the charges against the Company were dismissed.



ITEM 5.  ELECTION OF OFFICER

Effective July 1, 1995, the Company's Board of Directors elected Kevin C. Rorke to be a Vice President of PORTEC, Inc.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

                            11 The Company's statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K

                            During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PORTEC, Inc.


Dated:  August 8, 1995
By:


                                       Nancy A. Kindl

                                       Vice President, Treasurer,

                                       Secretary and Chief Financial Officer



























                                  EXHIBIT INDEX


                                                     Page No.
                                                     Within
                                                     Sequential
                                                     Numbering
                                                     System of
                                                     Exhibit

Exhibit
                                 Description

  11            Registrant's statement regarding           12
                computation of per share earnings.