Form 10-Q
period 1995-09-30
PORTEC INC
filed 1995-11-14
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended September 30, 1995, or

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

Former address:
                 (Former name,former address and former fiscal year, if changed since last report).

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES      X       NO

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at November 10, 1995 - 4,308,114.








                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
       AS OF SEPTEMBER 30, 1995; DECEMBER 31, 1994; AND SEPTEMBER 30, 1994
                             (THOUSANDS OF DOLLARS)

                                                        (Unaudited)                          (Unaudited)
                                                          9/30/95           12/31/94           9/30/94
CURRENT ASSETS
 Cash and cash equivalents                            $       3,956      $       3,398      $      4,005

 Accounts and notes receivable,                              13,080             13,224            18,961
  less allowances
 Inventories                                                 17,809             17,473            10,689
 Other current assets                                         1,754              1,466             1,583
  Total current assets                                       36,599             35,561            35,238

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                           220                220               295
 Buildings and improvements                                  10,609              9,437             9,849
 Machinery and equipment                                     20,505             19,805            19,766
                                                             31,334             29,462            29,910
 Less accumulated depreciation                              (17,487)           (16,090)          (16,236)
  Total property, plant and equipment                        13,847             13,372            13,674

Assets Held For Sale                                          2,070              2,269             2,070

Goodwill                                                      3,546              3,212             3,399

Other Assets and Deferred Charges                             2,910              3,108             3,100

  Total                                               $      58,972      $      57,522     $      57,481

CURRENT LIABILITIES
 Current portion of long-term debt                    $           0      $       4,253      $      5,040
 Accounts payable                                             8,885             11,248            11,194
 Other accrued liabilities                                    7,704              7,263             9,419
   Total current liabilities                                 16,589             22,764            25,653

LONG-TERM DEBT                                                9,752              7,623             6,133

DEFERRED CREDITS
 Pensions                                                     1,997              1,997             1,696
 Other deferred credits                                         511                179               350
  Total deferred credits                                      2,508              2,176             2,046

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,317,675
  4,283,260 and 3,890,243 shares                              4,318              4,283             3,890
 Additional capital                                          46,618             46,518            41,191
 Cumulative translation adjustment                             (485)              (455)             (369)
 Accumulated deficit                                        (20,257)           (25,387)          (21,063)
                                                             30,194             24,959            23,649
 Treasury stock, 5,962, 0 and 0
 common shares at cost                                           71              -                 -

  Total stockholders' equity                                 30,123             24,959            23,649

  Total                                               $      58,972      $      57,522     $      57,481


The accompanying notes are an integral part of these financial statements.







                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                             FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                                            (UNAUDITED)




                                                   Three Months Ended 9/30                     Nine Months Ended 9/30


                                                     1995                  1994                  1995                   1994

Revenues
 Net sales                                  $          21,918     $         23,160      $         77,506       $        76,347
Other income                                              181                   84                   470                   113
Total                                                  22,099               23,244                77,976                76,460

Costs and expenses
 Cost of goods sold                                    15,448               16,661                54,996                52,737
 Selling, general and administrative                    5,245                5,151                16,423                17,050
 Interest                                                 424                  242                 1,287                   521
  Total                                                21,117               22,054                72,706                70,308

Income before income taxes                                982                1,190                 5,270                 6,152

Income tax provision                                       28                 (232)                  140                   711

Net income                                  $             954     $          1,422     $           5,130     $           5,441

Accumulated deficit - beginning of year                                                          (25,387)              (26,504)

Accumulated deficit - end of period                                                              (20,257)              (21,063)



Earnings per common share:                  $            0.21     $           0.31*    $            1.11     $            1.19*

Average number of shares outstanding                4,599,347            4,605,386*            4,601,749             4,584,221*



*Adjusted retroactively for 10% stock dividend paid in December 1994.


The accompanying notes are an integral part of these financial statements.










                                                           PORTEC, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994
                                                      (THOUSANDS OF DOLLARS)
                                                            (UNAUDITED)




                                                                    NINE MONTHS ENDED 9/30

                                                                      1995                1994
Cash flows from Operating Activities:
 Net income                                                       $    5,130         $      5,441
 Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                                     1,816                1,487
     Decrease (increase) in receivables                                  144               (5,916)
     Decrease (increase) in inventories                                 (336)               1,136
     Decrease in other net assets and deferred charges                  (187)                (325)
     (Gain) on sale of assets                                           (334)                 (46)
     Increase (decrease) in deferred credits                             332                  (44)
     Increase (decrease) in accounts payable and accruals             (1,542)               1,663

 Net cash provided by operating activities                             5,023                3,396

Cash flows from Investing Activities:
 Payments for acquisitions                                              (400)              (3,954)
 Capital expenditures                                                 (2,349)              (2,568)
 Proceeds from disposal of property,
  plant and equipment                                                    754                  160

Net cash used by investing activities                                 (1,995)              (6,362)

Cash flows from Financing Activities:
 Net borrowing (repayment) of revolving
  credit and term loan                                                (2,105)               1,307
 Repayment of other long-term debt                                       (19)                 (79)
 Issuance of common stock                                                135                  389
 Purchase of treasury stock                                             (451)               -

Net cash provided (used) by financing activities                      (2,440)               1,617

Effect of exchange rate change                                           (30)                  75

Net increase (decrease) in cash and cash equivalents                     558               (1,274)

Cash and cash equivalents at beginning of year                         3,398                5,279

Cash and cash equivalents at end of period                        $    3,956          $     4,005




The accompanying notes are an integral part of these financial statements.










                                                           PORTEC, INC.
                                         NOTES TO FINANCIAL STATEMENT - SEPTEMBER 30, 1995
                                                      (THOUSANDS OF DOLLARS)





1.  Inventories at September 30, 1995; December 31, 1994; and September 30, 1994 were:


                                                  9/30/95         12/31/94         9/30/94

          Raw Materials and Supplies           $     4,840     $     5,297      $    4,528
          Work-in-Process                            5,556           5,058           3,086
          Finished Goods                             7,413           7,118           3,075
                                                $   17,809     $    17,473      $   10,689

2. Financial statements for the nine months ended September 30, 1995 are subject to audit adjustments.



3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the peroid presented, and all of these adjustments were of a normal recurring nature. For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1994 Annual Report.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Net revenues were $22,099,000 for the quarter ended September 30, 1995 or 5 percent below the net revenues of $23,244,000 for the quarter ended September
39, 1994.   The decrease was due to reduced sales in the Construction Equipment and Railroad segments. The Construction Equipment segment experienced weaker market demand compared with that of last year for both traditional aggregate equipment and green waste processing equipment. The Railroad segment had a substantial decline in sales due to reduced demand for securement devices used on all-purpose intermodal freight cars and the elimination of the sales of PVH within PORTEC, (U.K.) Ltd. This unit was sold effective July 1, 1995. The Materials Handling segment had a significant increase in sales as a result of strong demand for automatic steering products and recycling systems.

Net income of $954,000 for the third quarter of 1995 was $468,000 below the prior year's net income of $1,422,000. This change was attributable to the lower earnings of the Construction Equipment and Railroad segments partially offset by higher earnings from the Materials Handling segment. The gross margin of the Construction Equipment segment was down due to the lower volume and selling, general and administrative expense was up as a result of additional support for the Innovator product line. Operating profits from the Railroad segment were below the same period last year because of lower volume and some pricing pressure in track components.

For the third quarter of 1995, the gross margin was 30 percent compared with 28 percent for the third quarter of 1994. Selling, general and administrative expense was 24 percent of net sales for the three months ended September 30, 1995 versus 22 percent for the same period in 1994. Other income in the third quarter of 1995 was $97,000 above that of 1994 partially due to a gain on the sales of assets of the PVH business in the United Kingdom. Interest expense increased $182,000 during the three months ended September 30, 1995 compared with the same period last year as a result of expanded use of the Construction Equipment dealer floor plan and higher interest rates. The income tax provision increased in the third quarter of 1995 by $260,000. The income tax provision in the third quarter of 1994 included a $100,000 reduction in the valuation reserve for deferred taxes.

Net revenues and the corresponding net income for the nine months ended September 30, 1995 were $77,976,000 and $5,130,000, respectively, compared with net revenues of $76,460,000 and net income of $5,441,000 for the first nine months of 1994. Sales for the period were 2 percent above the prior year due to improved activity in the Materials Handling segment's traditional product lines and the Count Recycling conveyor systems acquired early in 1994. The 6 percent decrease in net income in the first nine months of 1995 reflected lower gross margins of 29 percent versus 31 percent in 1994 and increased interest expense. The increase in interest expense resulted from increased use of floor plans at the Construction Equipment segment and increased interest rates. These changes were partially offset by lower selling, general and administrative expense and lower tax expense. The lower taxes were due to lower foreign earnings during the first nine months of 1995.

Current assets were $36,599,000 at September 30, 1995 compared with $35,561,000 at December 31, 1994 and $35,238,000 at September 30, 1994. Other current assets increased $288,000 from December 31, 1994 due to short term financing of the sale of the PVH business. The reduction in accounts receivable from September 30, 1994 of $5,881,000 was due to a reclassification to inventory and improved collection efforts. The reclassification from accounts receivable back to inventory resulted from dealer returns of Innovator equipment. The increase in inventory of $7,120,000 was due to the above mentioned reclassification and increased stocking programs at the Construction Equipment segment.

Fixed asset acquisitions were $2,349,000 during the first nine months of 1995 versus $2,568,000 during the same period of last year. Assets Held For Sale decreased $199,000 from December 31, 1994 with the sale of two property sites in Minneapolis, Minnesota. Goodwill increased $334,000 after amortization from December 31, 1994 as a result of certain earn out provisions related to acquisitions.

At September 30, 1995, current liabilities were down $6,175,000 from those of December 31, 1994 and $9,064,000 from those of September 30, 1994. The decreases from December 31, 1994 and September 30, 1994 were due to reductions in the current portion of long-term debt and lower trade accounts payable.
These changes were partially offset by an increase in other accrued liabilities from December 31, 1994. Other accrued liabilites decreased from September 30, 1994 as a result of lower operating accruals. The Company's long-term debt at September 30, 1995 was $9,752,000, an increase of $2,129,000 from December 31, 1994 and $3,619,000 from September 30, 1994. These increases were the result of the repayment of short-term debt.

Other deferred credits increased from both December 31, 1994 and September 30, 1994 principally because of the deferral of a gain on the sale of property in Minneapolis, Minnesota.

The increase in stockholders' equity of $5,164,000 from December 31, 1994 to September 30, 1995 was attributable to earnings and to the exercise of stock options. These increases were partially offset by a slightly higher cumulative translation adjustment and to the purchase of treasury stock through the Company's stock repurchase program. The $6,474,000 increase in stockholders' equity from September 30, 1994 to September 30, 1995 was due to earnings during the last quarter of 1994 and the first three quarters of 1995 and to the exercise of stock options during the period. These were partially offset by an increase in the cumulative translation adjustment and the purchase of treasury stock during the first and second quarters of 1995.

The Company received new orders of $23,701,000 during the third quarter of 1995 compared with $19,233,000 for the third quarter of 1994. The 23 percent increase was attributable to higher orders in the Construction Equipment and Materials Handling segments. The order backlog was $19,527,000 at September 30, 1995 compared with $24,339,000 and $13,092,000 at December 31, 1994 and
September 30, 1994, respectively. Approximately 72 percent of the 1995 backlog is shippable in 1995 compare with 98 percent in 1994.

Liquidity

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994 and June 13, 1995. The amended agreement provides up to $15,300,000 of credit available as either cash or letter of credit. The provisions of the agreement include minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

On July 15, 1994, Portec, Ltd., a wholly-owned subsidiary of the Company, entered into an unsecured agreement with a bank for a term loan of $4,000,000. This loan was repaid and the agreement has expired.

The Company does not have available lines of credit beyond its existing bank agreement and is prohibited by this agreement from making other borrowings.

The Company presently has a facility for sale or lease in Troy, New York. Due to economic conditions and other factors, the efforts to sell this property have not been successful. Property in Pittsburgh, Pennsylvania has been leased on a long-term lease with an option to buy. The proceeds from the sale and lease of these properties are expected to improve the Company's liquidity position.

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company will need to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 2.2, 1.6 and 1.4 to 1 at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. At September 30, 1995, the Company had available $4,866,000 of unused credit under its loan agreement, plus cash and cash equivalents of $3,956,000. This compared with $7,061,000 and $8,256,260 of unused credit and $3,398,000 and $4,005,000 of cash and cash equivalents at December 31, 1994 and September 30, 1994, respectively.


                                     PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


PORTEC, Ltd., a wholly-owned Canadian subsidiary of the Company, is a defendant in a suit entitled "Arizona Wood Recycling Limited Partnership v. Innovator Manufacturing, Inc. and Arizona Mite-E-Lift, Inc." institituted on July 6, 1995 in the Superior Court of the State of Arizona in and for the County of Maricopa, Phoenix, Arizona, Case No.CV 95-10810. PORTEC, Ltd. acquired the stock of Innovator Manufacturing, Inc on July 20, 1994. This case involves a grinder manufactured by Innovator Manufacturing, Inc. and sold by Arizona Mite-E-Lift, Inc to Arizona WoodRecycling in 1993. Arizona Wood claims that the plant did not perform to specifications and requests damages of not less than $1,400,000 related primarily to alleged lost profits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits:

                            11 The Company's statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K

                            During the quarter ended September 30, 1995, the Company did not file any reports on Form 8-K.







                                    SIGNATURE

Pursuant to the requirements of the securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        PORTEC, Inc.


Dated:  November 8, 1995
    By:


                                       Nancy A. Kindl

                           Vice President, Treasurer,

                        Secretary and Chief Financial
                                              Officer