Form 10-K405
period 1995-12-31
PORTEC INC
filed 1996-03-27
CIK 79570

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended December 31, 1995 or

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

Registrant's telephone number, including area code: (847) 735-2800

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of March 25, 1996, 4,304,913 shares of Registrant's common stock were issued and outstanding and the aggregate market value of such shares (based upon the closing price for such shares shown on the Composite Tape on that date) held by non-affiliates of Registrant was approximately $32,394,000. For this purpose, non-affiliates are deemed to be all stockholders other than directors and officers of the Registrant.

     Portions of Registrant's 1995 Annual Report to Stockholders (Parts I, II and IV of Form 10-K) and portions of PORTEC, Inc.'s Proxy Statement for its 1996 Annual Meeting of Stockholders (Parts I and III of Form 10-K) are incorporated herein by reference.



                                     PART I

Item 1.  Description Of Business.

     (a)  General Development Of Business.

     Registrant (hereinafter referred to as the "Company") was incorporated in Delaware in 1928 as Poor & Company, combining the businesses of several compa-nies which supplied the railroad industry with a line of track components and equipment and supplied other industries with steel forgings. Since then, the Company has changed the scope of its operations through internal development, acquisitions and dispositions to include the manufacture and sale of track com-ponents, load securement systems, construction equipment and materials handling equipment. Additional information regarding the Company's business is contained on pages 4 through 9 of the Company's 1995 Annual Report to Stockholders ("1995 Annual Report") and said Section is incorporated herein by reference. The Company's name was changed to PORTEC, Inc. in 1968.

     The Company executed a Credit Agreement amended as of June 13, 1995 ("Credit Agreement") with the NBD Bank which provides the Company with a revolving credit facility. None of the Company's assets were required to be pledged as security under the amended Credit Agreement. Portec, Ltd., a wholly-owned subsidiary of the Company, executed a Credit Authorization as of July 15, 1994 with NBD Bank, Canada which provided for a term loan of $4,000,000 on an unsecured basis. This term loan was paid in full during 1995. For additional information on the Credit Agreement and Credit Authorization see Note 6 of the Notes to Consolidated Financial Statements appearing on page 24 of the 1995 Annual Report.

     On November 1, 1993, Portec, Ltd., the Company's Canadian subsidiary, acquired the assets of Welland Vale, Ltd. Located in St-Jean, Quebec, Welland Vale, Ltd. had been the principal supplier of rail anchors, the primary product of Portec, Ltd., for many years.

     In November 1993, the Company acquired the assets of Nor-East Equipment, a manufacturer of conveyor systems for solid waste recycling facilities. In December, Portec (U.K.) Ltd., the Company's subsidiary in the United Kingdom, purchased the assets of PVH Engineering which added a number of products related to existing materials handling lines. In July 1995, Portec (U.K.) Ltd. sold the assets of PVH Engineering after transferring several of PVH's proprietary materials handling product lines to the Portec (U.K.) Ltd. manufacturing facility.

     On April 29, 1994, the Company acquired certain of the assets of Count Recycling Systems, Inc. Located in Des Moines, Iowa, Count Recycling Systems, Inc. is a supplier of materials recovery facilities (MRF's) for the sorting and recycling of residential and commercial solid waste.

The Company acquired certain assets of Innovator Manufacturing, Inc. on July 18, 1994. Innovator Manufacturing, Inc., located in London, Ontario, Canada, was a producer of equipment used for the processing of green yard waste, waste wood and demolition debris. Immediately following the purchase, production was transferred from London, Ontario to Yankton, South Dakota. Portec, Ltd., a wholly-owned subsidiary of the Company acquired the stock of Innovator Holdings on July 20, 1994. During the fourth quarter of 1995, a Canadian research and development facility acquired as a part of Innovator Holdings was closed. For additional information on the closing of Innovator Holdings see Note 15 of the Notes to Consolidated Financial Statements appearing on page 31 of the 1995 Annual Report.

     (b)  Financial Information About Industry Segments.

     Financial information and identifiable assets' information applicable to the Company's business segments are contained in the Section entitled "Business Segments", appearing on page 10 of the 1995 Annual Report. Note 15 of the Notes to Consolidated Financial Statements appearing on page 31 of the 1995



Annual Report contains additional information related to the business segments, and said Section and Note are incorporated herein by reference.

     (c)  Narrative Description Of Business.

     (i) Description Of Business, Products And Markets. A description of the Company's continuing business and descriptive information about the Company's products, business units and methods of distribution included in each business segment are contained on pages 4 through 9 of the 1995 Annual Report and those pages are incorporated herein by reference. Principal markets served are reflected in the Company's three business segment's namely, Construction Equipment, Materials Handling and Railroad.

     (ii) Announced New Products Or Segments Of Material Importance. The Company regularly makes improvements to its existing products and develops new products. However, during 1995 these activities did not require the investment of a material amount of the assets of the Company and this practice is expected to continue in 1996.

     (iii) Sources And Availability Of Materials. Steel and steel fabrications are the principal materials used in the Company's products. There are a large number of domestic and foreign suppliers of these materials.

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

     (vi) Working Capital. The Company's working capital requirements are consistent with those of other industrial companies with which it is in competi-tion. As pointed out in the immediately preceding paragraph (v), the demand for certain of the Company's products is subject to seasonal fluctuations. These fluctuations result in a need for increased working capital during the first six months of a year. The Company had current ratios of 2.1, 1.6 and 1.5 to 1 at December 31, 1995, 1994 and 1993, respectively.

     (vii) Principal Customers Of Business Segments. No segment of the Company- 's business is dependent upon a single customer; however, the Company's Railroad segment is mainly dependent upon sales to United States and Canadian railroads and TTX Company. In 1995, no single customer accounted for 10 percent or more of the Company's consolidated revenues.

     (viii) Backlog Of Orders. The Company's backlog of orders at December 31, 1995, was $21,590,000, compared with backlog at December 31, 1994, of $24,339,0-
00. The backlog at December 31, 1995, is believed to be firm and 100% is deliverable in 1996. Orders received in 1995 were $95,848,000, a 5% decrease from $100,687,000 in orders received in 1994.

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

     (xi) Research And Development. The Company estimates research expenditures for continuing operations related to the development of new products and improvements of existing products were $900,000, $510,000 and $475,000 for the years 1995, 1994 and 1993, respectively. Customer-spon-sored research activities were not material in those years.

     (xii) Environment Expenditures. Compliance with federal, state and local laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect upon capital expenditures, earnings or competitive position of the Company in 1995 and are not expected to have a material effect on 1996 results. In regard to environmental matters, see the Subsection entitled "Environmental" of the Section entitled "Management's Discussion And Analysis" appearing on page 16 of the 1995 Annual Report and said Subsection is incorporated herein by reference.


     (xiii) Number Of Employees. The number of persons employed by the Company as of December 31, 1995, was 637 compared with 779 at December 31, 1994.

     (d) Financial Information About Foreign And Domestic Operations And Exports Sales.

     The Section entitled "Geographic Areas" appearing on page 11 of the 1995 Annual Report contains information as to the Company's United States, interna-tional and export net sales, operating profit and identifiable assets and said
Section is incorporated herein by reference for each of the years 1995, 1994 and 1993. The Company's Canadian operation, Portec, Ltd., is a supplier to the two major Canadian railroads. Both of these railroads are currently undergoing significant restructuring which has had a negative impact on the performance of Portec, Ltd. The Company anticipates that negative impact to effect performance into the future.

Item 2.  Properties.

     The Company's principal operations are conducted at the designated proper-ties listed below. The buildings on these properties are of various ages and construction, generally considered satisfactorily maintained and suitable for the Company's operations and, except as otherwise indicated, are owned by the Company.

United States Properties:
                                  Approx.                                            Principal
Business                          Sq. Ft.                                                     Segments Using
Location                          of Bldg.                  Description                       Property


Lake Forest, Illinois                3,200         Principal office of the Company            Corporate Office
                                                   occupied under lease expiring
                                                   October 21, 1999.

Canon City, Colorado                61,000         Flomaster and Pathfinder                         (c)
                                                   Divisions' production facility.

Canon City, Colorado                91,800         Material Handling Group's                        (c)
                                                   principal office and
                                                   production facility.

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

Oak Brook, Illinois                  5,200         Principal offices of the                         (b)
                                                   Shipping Systems Division
                                                   occupied under lease expiring
                                                   November 1997.

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
                                                   Division's former rail joint
                                                   production facility. (d)

Yankton, South Dakota              230,000         Construction Equipment                           (a)
                                                   Division's principal
                                                   offices and production
                                                   facilities.


Foreign Properties:
                                  Approx.                                                     Principal
Business                          Sq. Ft.                                                     Segments Using
Location                          of Bldg.         Description                                Property

Birmingham, England                  3,800         PORTEC (U.K.) Ltd's former                        -
                                                   office occupied under lease
                                                   expiring March 1, 1998. (f)
Ruabon, Wrexham
Clwyd, Wales                        23,600         Portec (U.K.) Ltd.'s principal                   (b)
                                                   office and production facility.

Montreal, Canada                     6,300         Portec, Ltd.'s principal                         (b)
                                                   office - occupied under lease
                                                   expiring April 30, 1996.

Saint-Jean, Canada                  35,000         Portec, Ltd.'s principal                         (b)
                                                   production facility

St. Thomas, Canada                   4,000         Innovator Holdings former                         -
                                                   principal office occupied
                                                   under lease expiring
                                                   November 11, 1997. (f)
(a)      Construction Equipment Segment.
(b)      Railroad Segment.
(c)      Materials Handling Segment.
(d)      Presently being offered for sale.
(e)      Presently leased to a tenant who has an option to buy.
(f)      Presently unoccupied.

Item 3.  Legal Proceedings.

     There are various lawsuits and claims pending against the Company. In the opinion of management, any liabilities that may result from such lawsuits and claims will not materially affect the consolidated financial position of the Company.





Item 4.  Submission Of Matters To A Vote Of Security Holders.

     During the fourth quarter of 1995, there were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.

Executive Officers Of The Company.

     The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 25, 1996:



Name of          Age as of         Current Position with         Officer
Executive       March 25, 1996       The Company               Since

Albert Fried, Jr.   66        Chairman of the Board            1989

Michael T. Yonker   53        President and Chief              1988
                              Executive Officer and Director

John S. Cooper      61        Senior Vice President,           1983
                              Group Executive of the
                              Railroad Group and
                              General Manager of the
                              Railway Maintenance
                              Products Division

Nancy A. Kindl      54        Vice President,                  1982
                              Treasurer, Secretary,
                              Controller and Chief
                              Financial Officer

Kevin C. Rorke      47        Vice President,                  1995
                              Group Executive of
                              Materials Handling Group


Family Relationships And Agreements

There are no family relationships among the officers. Each executive officer except Mr. Fried and Mr. Rorke has an agreement with the Company relating to his or her employment as generally described in the Section entitled "Employment, Termination, and Change-in-Control Agreements" appearing on pages 13 through 15 of the Company's 1996 Proxy Statement and said Section is incorporated herein by reference. The Company's officers are chosen by its Board of Directors. Any officer elected or appointed by the Board may be removed with or without cause at any time by the affirmative vote of the majority of the whole Board.

Business Experience

     Mr. Albert Fried, Jr. became a member of the Company's Board of Directors in December 1988 and the Company's Chairman of the Board in October 1989. He has been a member of the Company's Nominating Committee since December 1989. He has been the Managing Partner of Albert Fried & Company, New York, New York (investment banking) for more than ten years and also is the Managing Partner of Buttonwood Specialists, L.P. New York, New York, specialists on the New York Stock Exchange. He is a member of the New York Stock Exchange, Inc. and the New York Futures Exchange. He is a director and vice-chairman of Oneita Industries, Inc. and a director of EMCOR Group, Inc. He is also a director of various civic and philanthropic organizations.

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

     Ms. Nancy A. Kindl was employed by the Company in August 1974, and has held various accounting, auditing, tax and other financial positions with the Company. She left the Company in December 1988 to take a position with Amoco Technology Company as the Director of Acquisition Projects and returned to the Company in November 1989 to fill the position of Vice President, Treasurer and Controller. She also assumed the positions of Secretary and Chief Financial Officer effective January 1, 1993.

     Mr. Kevin C. Rorke was employed by the Company in February 1987, as Managr of Project Management of the Automated Systems Division, became General Manager of the Automated Systems Division in June 1988 and Group Executive of the Materials Handling Group in November 1988. In June 1995, he assumed the position of Vice President and Group Executive of the Materials Handling Group. For the period 1978 until February 1987, he was Project Manager of AGVS and Towline Systems for FMC Corporation's Material Handling Systems Division.

Other

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of the above-name executive officers during the past five years.


                              PART II


Item 5.  Market For The Company's Common Stock And Related Stockholder Matters.

     (a) Principal Markets. The principal markets on which the Company's common stock is traded are the: New York Stock Exchange and Chicago Stock Exchange.

     (b) Approximate Number of Holders of Common Stock. Based on information provided by the Company's stock transfer agent, the number of holders of record of the Company's common stock as of March 25, 1996 was 1,245.

     (c) Stock Prices and Dividend Information. The information contained in the Section entitled "Quarterly Stock & Dividend Information" appearing on page 36 of the 1995 Annual Report presents for the years 1995 and 1994 quarterly high and low prices of the Company's common stock, and said Section is incorporated herein by reference. There were no cash dividends paid in 1995 or 1994; however, a 10 percent stock dividend was paid on the shares of common stock on December 15, 1994. The closing price for shares of common stock on the Compos-ite Tape on March 25, 1996 was $9.75.

     The Company's Agreement with NBD Bank limits the Company's right to pay cash dividends to an amount not to exceed 50% of the cumulative consolidated net income of the Company and its subsidiaries earned in the preceding fiscal year of the Company.




Item 6.  Selected Financial Data.

     The Section entitled "Five-Year Summary" appearing on page 1 of the 1995 Annual Report contains selected financial data relating to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 17 through 32 of the 1995 Annual Report. Said Section and pages 17 through 32 are incorporated herein by reference. Also,
Item 1.(a) of this Report should be read in conjunction with this item.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The Section entitled "Management's Discussion And Analysis" appearing on pages 12 through 16 of the 1995 Annual Report contains information as to the Company's financial condition, changes in financial condition and results of operations and said Section is incorporated herein by reference. Also, the letter "To Our Stockholders and Employees" appearing on pages 2 and 3, of the 1995 Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements And Supplementary Data.

     The Consolidated Financial Statements, and Notes thereto appearing on pages 17 through 32 in the 1995 Annual Report, together with the report thereon of Price Waterhouse LLP dated February 15, 1996, appearing on page 33 in the 1995 Annual Report contain financial information relating to the Company and are incorporated herein by reference.


Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10.  Directors And Executive Officers Of The Company.

     The Sections entitled "Nominees For Election As Directors", "Directors Whose Term Continue Until 1997", and "Directors Whose Term Continue Until 1998" appearing on pages 2 through 5, of the Company's 1996 Proxy Statement contain information relating to directors and nominees for directors and are incorporat-ed herein by reference. Certain information as to the Company's executive officers is contained in the Section entitled "Executive Officers Of The Company" in Part I of this Form 10-K.

Item 11.  Executive Compensation.

     The Section entitled "Compensation Of Executive Officers" and the Subsec-tions thereunder appearing on pages 10 through 17 of the 1996 Proxy Statement, the Section entitled "Employment, Termination, and Change-in-Control Agreements" appearing on pages 13 through 15 of the 1996 Proxy Statement, the Subsection entitled "Compensation" of the Section entitled "Board of Director's Matters" appearing on page 6 of the 1996 Proxy Statement, the Section entitled "Compensa-tion Committee Interlocks and Insider Participation" appearing on page 7 of the 1996 Proxy Statement, the Section entitled "Report Of The Stock Option and Compensation Committee Of The Board of Directors" appearing on pages 15 through 17 of the 1996 Proxy Statement and the Section entitled "Performance Graph" appearing on page 18 of the 1996 Proxy Statement are incorporated herein by reference and contain certain information relating to past and prospective remuneration matters applicable to directors and executive officers of the Company and said Sections and Subsections are incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.




     The Section entitled "Stock Ownership" appearing on pages 7 through 9 of the 1996 Proxy Statement contains information relating to ownership of common stock of the Company by certain beneficial owners and management, and said
Section is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions.

     None.



                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a)(1)  Consolidated Financial Statements of PORTEC, Inc.:

                                                                    Page In 1995
                                                                   Annual Report

Consolidated Statements of Income For the
 Years Ended December 31, 1995, 1994 and 1993...............   17

Consolidated Balance Sheets at December 31, 1995 and 1994...   18

Consolidated Statements Of Cash Flows For the Years
 Ended December 31, 1995, 1994 and 1993.....................   19

Notes to Consolidated Financial Statements (including Unaud-
 ited Quarterly Financial Information)......................   20

Report of Independent Accountants...........................   33





   (2)  Financial Statement Schedules:

                                                                         Page In
                                                                     This Report

Report of Independent Accountants on Financial Statement
 Schedules...................................................  16

Valuation and Qualifying Accounts and Reserves (Schedule
 VIII).......................................................  17

  All other schedules are omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.



(3) Exhibits:

 3(a) The Company's Certificate of Incorporation, as amended to April 29, 1987, a copy of which was included as Item 6(a)3 of the Company's Form 10-Q Report for the quarter ended March 31, 1987.*






 3(b) The Company's By-Laws, as amended April 23, 1991, a copy of which was included as Item 6(a) 3 of the Company's Form 10-Q Report for the quarter ended March 31, 1991.*

 4(a) Credit Agreement dated as of February 12, 1993 by and between NBD Bank and the Company, a copy of which was included as Item 7(4)(a) of the Company's Form 8-K Report dated March 18, 1993.*

 4(b) First amendment to Credit Agreement dated as of April 26, 1994 by and between NBD Bank and the Company, a copy of which was included as Item 14(a)(3)4(b) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1994.*

 4(c) Second amendment to Credit Agreement dated as of June 13, 1995 by and between NBD Bank and the Company.

10(a) The Division Management Incentive Compensation Plan effective January 1, 1996.(x)

10(b)   The Key Management Incentive Compensation Plan effective January 1,
        1996.(x)

10(c) The Company's Supplemental Non-Qualified Retirement Income Plan For Designated Executive Employees as amended effective January 1, 1994, a copy of which was included as Item 14(a)(3)10(c) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(d) The 1982 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 24, 1984, a copy of which was included as Item 14(a)(3)10(l) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1984.*(x)

10(e) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effec-tive April 26, 1994, a copy of which was included as Item 14(a)(3)10(e) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, effective as of April 25, 1995.(x)

10(g) Agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14
        (a)(3)10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1988.*(x)

10(h) Letter Agreement dated December 12, 1989, between the Company and M. T. Yonker which amended the agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Item 14(a)(3- )10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

10(i)   Agreement and Release made January 9, 1990, between the Company and John
        S. Cooper, a copy of which was included as Item 14(a)(3)10(p) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

10(j) Employment Agreement dated November 16, 1989, between the Company and N. A. Kindl, a copy of which was included as Item 14(a)(3)10(r) of Part IV of the Company's Form 10-K Report for the year ended
        December 31, 1989.*(x)

11      The Company's statement regarding computations of per share earnings.




13      The Company's 1995 Annual Report to Stockholders.**

21      List of the Company's subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule.

99      11-K Report for 1995 for the PORTEC, Inc. Savings and Investment
        Plan.(x)


        * Incorporated herein by reference.

        ** The 1994 Annual Report to Stockholders, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this filing.

        (x)  Management contract or compensatory plan or arrange- ment.

(b)  Reports on Form 8-K:

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1995.

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 File No. 2-76476; File No. 2-79004; and File No. 33-32700.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant, the Registrant has been advised that in the opinion of the Securi-ties and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter had been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.









                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Biard of Directors
of PORTEC, Inc.



Our audits of the consolidated financial statements referred to in our report dated February 15, 1996 appearing on page 33 of the 1995 Annual Report to Stockholders of PORTEC, Inc.(which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP



Chicago, Illinois
February 15, 1996






                                                                                                       Schedule VIII





                                                                        PORTEC, Inc. AND SUBSIDIARIES

                                                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                  Years Ended December 31, 1995, 1994, 1993
                                                                               ($000's omitted)






                                                                          Additions
                                                                          Charged
                                                     Balance              to Costs                                  Balance
                                                    Beginning             and                   Deductions          at End
                                                    of Year               Expenses              from Reserve        of Year


  1995 Allowance for doubtful accounts          $     403              $     152                $       92        $    463
  1994 Allowance for doubtful accounts                337                    154                        88             403
  1993 Allowance for doubtful accounts                226                    165                        54             337
















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










March 25, 1996






Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of PORTEC, Inc. and in the capacities and on the dates indicated:



Signature                   Title            Date


/S/ Albert Fried, Jr.       Chairman         March 25, 1996
Albert Fried, Jr.           of the Board


/S/ J. Grant Beadle         Director         March 22, 1996
J. Grant Beadle


/S/ Frederick J. Mancheski  Director         March 25, 1996
Frederick J. Mancheski


/S/ John F. McKeon          Director         March 21, 1996
John F. McKeon


/S/ Arthur McSorley, Jr.    Director         March 22, 1996
Arthur McSorley, Jr.



Robert D. Musgjerd          Director


/S/ Michael T. Yonker       Director         March 25, 1996
Michael T. Yonker


/S/ L. L. White, Jr.        Director         March 25, 1996
L. L. White, Jr.




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

 4(b) First amendment to Credit Agreement dated as of April 26, 1994 by and between NBD Bank and the Company, a copy of which was included as
        Item 14(a)(3)4(b) of Part IV of the Company's
        Form 10-K Report for the year ended December 31,
        1994.*

 4(c) Second amendment to Credit Agreement dated as of June 13, 1995 by and between NBD Bank and the Company.

10(a) The Division Management Incentive Compensation Plan effective January 1, 1996.(x)

10(b)   The Key Management Incentive Compensation Plan effective
        January 1, 1996.(x)

10(c)   The Company's Supplemental Non-Qualified Retirement
        Income Plan For Designated Executive Employees as amended effective January 1, 1994, a copy of which was included as Item 14(a)(3)10(c) of Part IV of the Company's Form 10-K Report for the year ended
        December 31, 1994.*(x)




10(d)   The 1982 PORTEC, Inc. Employees' Stock Benefit
        Plan, as amended effective April 24, 1984, a copy of which was included as Item 14(a)(3)10(1) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1984.*(x)


10(e) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effective April 26, 1994, a copy of which was included as Item 14(a)(3)10(e) of Part IV of the Company's Form 10-K Report for the year ended
        December 31, 1994.*(x)

10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, effective as of April 25, 1995.(x)

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

13      The Company's 1994 Annual Report to Stockholders.

21      List of the Company's subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule.

99      11-K Report for 1995 for the PORTEC, Inc. Savings and
        Investment Plan.(x)

        * Incorporated herein by reference.

        (x) Management contract or compensatory plan or arrangement.