Form 10-Q
period 1996-03-31
PORTEC INC
filed 1996-04-26
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended March 31, 1996, or

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

                              (847) 735-2800
          (Registrant's telephone number, including area code)

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

                         YES      X       NO

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at April 25, 1996 - 4,323,155.







                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Financial Statements

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
           As of March 31, 1996; December 31, 1995; and March 31, 1995
                             (Thousands of Dollars)

                                                           Unaudited                            Unaudited
                                                            3/31/96           12/31/95           3/31/95
CURRENT ASSETS

 Cash and cash equivalents                            $       3,686      $       3,477      $      3,823
 Accounts and notes receivable,                              16,646             13,130            16,307
  less allowances
 Inventories                                                 16,465             17,977            18,482
 Other current assets                                         1,284
                                                                                 1,867             1,243
  Total current assets                                       38,081             36,451            39,855


PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                                           220                220               220
 Buildings and improvements                                  10,950             10,824             9,523
 Machinery and equipment                                     21,203             20,884            19,942
                                                             32,373             31,928            29,685
 Less accumulated depreciation                              (18,297)           (17,757)          (16,562)
  Total property, plant and equipment                        14,076             14,171            13,123

Assets Held For Sale                                          2,070              2,070             2,093
Goodwill                                                      2,240              2,283             3,012
Other Assets and Deferred Charges                             2,771              2,843             3,103

  Total                                               $      59,238      $      57,818     $      61,186

CURRENT LIABILITIES
 Current portion of long-term debt                    $          46      $          46      $      3,889
 Accounts payable                                             7,047              7,578            12,398
 Other accrued liabilities                                    8,407              9,452             7,380
   Total current liabilities                                 15,500             17,076            23,667

LONG-TERM DEBT                                               11,303             10,117             8,617

DEFERRED CREDITS
 Pensions                                                     1,923              1,923             1,997
 Other deferred credits                                         596                674               105
  Total deferred credits                                      2,519              2,597             2,102

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,333,176
  4,333,176 and 4,297,176 shares                              4,333              4,333             4,297
 Additional capital                                          46,629             46,649            46,576
 Cumulative translation adjustment                             (412)              (359)             (572)
 Accumulated deficit                                        (20,544)           (22,489)          (23,468)
                                                             30,006             28,134            26,833
Treasury stock, 10,021, 9,562 and 2,722
 common shares at cost                                          (90)              (106)              (33)

  Total stockholders' equity                                 29,916             28,028            26,800

  Total                                               $      59,238      $      57,818     $      61,186




The accompanying notes are an integral part of these financial statements.





                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                                     FOR THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                                            (UNAUDITED)

                                                                                    Three Months Ended 3/31


                                                                             1996            1995

Revenues
 Net sales                                                                $  27,284       $  26,659
 Other income (expense)
                                                                                (70)
                                                                                                256
  Total                                                                      27,214          26,915


Costs and Expenses
 Cost of goods sold                                                          19,616          18,788
 Selling, general and administrative                                          5,231           5,712
 Interest                                                                       330             408
  Total                                                                      25,177          24,908


Income before income taxes                                                    2,037           2,007
Income tax provision
                                                                                 64              88


Net Income                                                                    1,973           1,919
Accumulated deficit - beginning of year
                                                                          $ (22,517)      $ (25,387)

Accumulated deficit - end of period                                       $ (20,544)      $ (23,468)

Earnings per common share                                                 $     .43       $     .42


Average number of shares outstanding                                      4,568,206       4,603,084












The accompanying notes are an integral part of these financial statements.








                                                           PORTEC, INC.
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                                      (THOUSANDS OF DOLLARS)
                                                            (UNAUDITED)


                                                                     3 MONTHS ENDED 3/31

                                                                      1996                1995
Cash flows from Operating Activities:
 Net income                                                       $    1,973         $      1,919
 Adjustments to reconcile net income
   to net cash used by operating
   activities:

     Depreciation and amortization                                       633                  609
     Increase in receivables                                          (3,516)              (3,083)
     Decrease (increase) in inventories                                1,512               (1,009)
     Decrease in other net assets
      and deferred charges                                               642                  137
     Gain on sale of assets                                               (2)                (263)
     Decrease in deferred credits                                        (78)                 (74)
     Increase (decrease) in accounts payable
      and accruals                                                    (1,412)               1,640
     Net cash used by operating
       activities                                                       (248)                (124)

Cash flows from Investing Activities:
 Capital expenditures                                                   (494)                (336)
 Proceeds from disposal of property,
  plant and equipment                                                      5                  706
    Net cash provided (used) by
     investing activities                                               (489)                 370

Cash flows from Financing Activities:
 Net borrowing on revolving credit
   and term loan                                                       1,200                  643
 Payment on capitalized leases                                           (15)                 (14)
 Issuance of common stock                                                  0                   72
 Purchase of Treasury Stock                                             (168)                (405)
   Net cash provided by financing
     activities                                                        1,017                  296


Effect of exchange rate change                                           (71)                (117)
Net increase in cash and
 cash equivalents                                                        209                  425
Cash and cash equivalents at
 beginning of year                                                     3,477                3,398

Cash and cash equivalents at
 end of period                                                    $    3,686          $     3,823





The accompanying notes are an integral part of these financial statements.












                                                           PORTEC, INC.
                                           NOTES TO FINANCIAL STATEMENT - MARCH 31, 1996
                                                      (THOUSANDS OF DOLLARS)





1.       Inventories at March 31, 1996; December 31, 1995; and March 31, 1995 were:


                                                  3/31/96         12/31/95         3/31/95

          Raw Materials and Supplies           $     5,436     $     5,923      $    5,235
          Work-in-Process                            4,705           5,313           5,539
          Finished Goods                             6,324           6,741           7,708
                                               $    16,465     $    17,977      $   18,482



2.       Financial statements for the three months ended March 31, 1996 are subject to audit adjustments.



3.       The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented, and all of these adjustments were of a normal recurring nature.  For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1995 Annual Report.




ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Net sales for the quarter ended March 31, 1996 were $27,284,000 compared with $26,659,000 for the same period in 1995. The increase in net sales of 2.3 percent during the first quarter of 1996 was due to higher sales by the Company's Materials Handling segment. Sales of recycling conveyors and systems were up significantly over the same period last year. This performance was partially offset by sales declines in the Construction Equipment and Railway Products segments. The decrease in Construction Equipment sales resulted from slightly lower sales of aggregate processing equipment and a substantial decline in sales of green waste processing equipment. The sales efforts in the green waste processing equipment product line are being refocused. Sales of the Railway Products segment were down from the first quarter of 1995 due to lower sales in both the Canadian and United Kingdom. The Canadian rail industry continues to experience difficult economic conditions. Sales of domestic rail products were up over those of the same period last year.

Net income was $1,973,000 for the first quarter of 1996 compared with $1,919,000 for the quarter ended March 31, 1995. The increase of $54,000 in the first quarter 1996 net income from the prior year's results reflected higher new sales and lower selling, general and administrative expense, interest expense and income tax expense. These positive factors were partially offset by lower gross margins and higher other expense. Gross margins were $7,661,000 compared with $7,871,000 for the same period in 1995. The gross margin decreased due to lower manufacturing volume in the Construction Equipment segment and to a change in the product mix in the Materials Handling segment.

Selling, general and administrative expense decreased from $5,712,000 in the first quarter of 1995 to $5,231,000 in the same quarter of 1996. The lower expense resulted from a company wide cost control effort. Other expense was higher in the first quarter of 1996 due to increased royalty expense. Other income in 1995 included a $256,000 gain on the sale of a property site located in Minneapolis, Minnesota. Interest expense was $330,000 compared with prior year's interest expense for the same period of $408,000. The decreased interest expense resulted from reduced borrowing and lower interest rates. Foreign income tax increased during the first quarter of 1996 as compared with that of 1995. However, this was offset by lower domestic income tax resulting from a revaluation of deferred tax assets.


Current assets were $38,081,000 at March 31, 1996 compared with $36,451,000 at December 31, 1995 and $39,855,000 at March 31, 1995. Receivables of $16,646,000
at March 31, 1996 were up $3,516,000 from December 31, 1995 due to increased sales. Inventory decreased $2,017,000 from March 31, 1995 as a result of the $1,156,000 write down of Innovator inventory at December 31, 1995 and a focused effort to reduce inventory where possible. Other current assets decreased $583,000 from December 31, 1995 due mainly to changes in prepaid insurance.

Fixed asset acquisitions were $494,000 during the first quarter of 1996 versus $336,000 during the same period of last year. Assets Held For Sale decreased $23,000 with the sale of a property site in Minneapolis, Minnesota in exchange for a note receivable. Goodwill decreased by $772,000 from March 31, 1995 which resulted from the write-off of the Innovator goodwill at December 31, 1995 and normal amortization partially offset by the recording of $400,000 additional goodwill related to an earnout provision for a business acquired in 1994. Other Assets and Deferred Charges were $2,771,000 at March 31, 1996 compared with $3,103,000 at March 31, 1995 as a result of a decrease in long-term notes receivable and deferred charges.

At March 31, 1996, current liabilities were down $1,576,000 from December 31, 1995 and $8,167,000 from those of March 31, 1995. The decrease from the year end was due to lower customer deposits and reduced trade payables. The change from March 31, 1995 reflected the payment of $1,200,000 of a domestic term loan and $3,046,000 on a Canadian term loan as will as reductions in trade payables and accrued expenses. The Company's long-term debt at March 31, 1996 was $11,303,000, an increase of $1,186,000 and $2,686,000 over that of December 31,
1995 and March 31, 1995, respectively. The increase from December 31, 1995 was due to working capital needs. The change from March 31, 1995 resulted from using long-term debt to pay off current term debt of $4,246,000.

The increase in stockholders' equity of $1,888,000 from December 31, 1995 to March 31, 1996 was attributable to earnings and the contribution of treasury stock to the Savings and Investment Plan for Company employees partially offset by an increase in the cumulative translation adjustment. The $3,116,000 increase in stockholders' equity from March 31, 1995 to March 31, 1996 was due to earnings during the last three quarters of 1995 and the first quarter of 1996, to the exercise of stock options and to a decrease in the cumulative translation adjustment. These were partially offset by the purchase of treasury stock during the period.

The Company received new orders of $29,259,000 during the first quarter of 1996 compared with $24,210,000 for the first quarter of 1995. The 21% increase was attributable to higher orders in the Construction Equipment and Materials Handling segments and a slight decrease in the rail segment. The order backlog was $23,012,000 at March 31, 1995 compared with $21,590,000 and $21,206,000 at
December 31, 1995 and March 31, 1995, respectively.

Liquidity

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994, and June 13, 1995. The amended agreement provides up to $15,300,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

The Company does not have available lines of credit beyond its existing bank agreement and is prohibited by the agreement from making other borrowings.

The Company presently has a facility for sale or lease in Troy, New York. Due to economic conditions and other factors, the efforts to sell this property have not been successful. A property in Pittsburgh, Pennsylvania, has been leased on a long-term lease with an option to buy.

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 2.5, 2.1 and 1.7 to 1 at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. At March 31, 1996, the Company had available $4,075,000 of unused credit under its loan agreement, plus cash and cash equivalents of $3,686,000. This compared with $5,274,000 and $7,061,000 of unused credit and $3,477,000 and $3,823,000 of cash and cash equivalents at December 31, 1995 and March 31, 1995, respectively.


                             II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders on April 23, 1996 ("Annual Meeting."). There were 4,304,913 shares of the Company's common stock issued and entitled to vote at the Annual Meeting. Proxies were solicited pursuant to the nominees of the Board of Directors of the Company.


At the Annual Meeting, Messrs. J. Grant Beadle, Frank T. MacInnis and Arthur McSorley, Jr. were elected directors for three-year terms and the votes cast were as follows:


                                            Total Votes For
                      Total Votes          Which Authority To
                      For Election           Vote Withheld


J. Grant Beadle          3,371,662               10,977
Frank T. MacInnis        3,370,544               12,095
Arthur McSorley          3,371,662               10,977

Following the election, the Company's Board of Directors consisted of the following eight named individuals:

     Name
                           Expiration of Current Term

Frederick J. Mancheski                  1997
John F. McKeon                          1997
Albert Fried, Jr.                       1998
L. L. White, Jr.                        1998
Michael T. Yonker                       1998
J. Grant Beadle                         1999
Frank T. MacInnis                       1999
Arthur McSorley, Jr.                    1999


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11 The Company's statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K

          During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.














                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PORTEC, Inc.
Registrant
                            By:
Date:  April 26, 1996             Nancy A. Kindl
                                  Vice President, Treasurer, and
                                  Secretary and Chief Financial
                                  Officer

















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