Form 10-Q
period 1996-06-30
PORTEC INC
filed 1996-08-13
CIK 79570

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

   (Mark One)

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

   For Quarterly Period Ended June 30, 1996, or

   (   ) Transition report pursuant  to Section 13 or 15(d) of  the Securities
         Exchange Act of 1934.

   For the transition period from __________ to __________

   Commission File No. 1-500

                                  PORTEC, Inc.
   ------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         Delaware                                  36-1637250
   ------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   One Hundred Field Drive, Suite 120, Lake Forest, Illinois          60045
   -------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

                                       (847) 735-2800
   -------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

   Former address:

   -------------------------------------------------------------------------
               (Former name, former address and former fiscal
                    year, if changed since last report).

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES      X       NO
                                       ------          ------

   Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at August 13, 1996 - 4,323,155.







                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

   ITEM 1:  FINANCIAL STATEMENTS
   -----------------------------

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
            AS OF JUNE 30, 1996; DECEMBER 31, 1995; AND JUNE 30, 1995
                             (THOUSANDS OF DOLLARS)


                                       (Unaudited)                (Unaudited)
                                         6/30/96       12/31/95      6/30/95
                                       -----------   ----------   ----------
 CURRENT ASSETS
    Cash and cash equivalents            $   4,605     $  3,477    $   3,946
    Accounts and notes receivable,          16,932       13,130       15,183
     less allowances
    Inventories                             14,700       17,977       18,037
    Other current assets                     1,107        1,867        1,036
                                         ---------     --------    ---------
     Total current assets                   37,344       36,451       38,202
                                         ---------     --------    ---------

   PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                       220          220          220
    Buildings and improvements              11,212       10,824       10,287
    Machinery and equipment                 21,534       20,884       20,400
                                          --------     --------    ---------
                                            32,966       31,928       30,907
    Less accumulated depreciation          (18,735)     (17,757)     (16,973)
                                          --------     --------    ---------
     Total property, plant and equipment    14,231       14,171       13,934
                                          --------     --------    ---------

   ASSETS HELD FOR SALE                      2,070        2,070        2,070
                                          --------     --------    ---------
   GOODWILL                                  2,389        2,283        3,556
                                          --------     --------    ---------
   OTHER ASSETS AND DEFERRED CHARGES         3,060        2,843        2,938
                                          --------     --------    ---------

     Total                                $ 59,094     $ 57,818    $  60,700
                                          ========     ========    =========

   CURRENT LIABILITIES
    Current portion of long-term debt     $     46     $     46    $   2,500
    Accounts payable                         7,059        7,578        7,574
    Other accrued liabilities                9,353        9,452       10,340
                                          --------     --------    ---------
      Total current liabilities             16,458       17,076       20,414
                                          --------     --------    ---------

   LONG-TERM DEBT                            8,591       10,117        8,711
                                          --------     --------    ---------

   DEFERRED CREDITS
    Pensions                                 1,923        1,923        1,997
    Other deferred credits                     637          674          471
                                          --------     --------    ---------
     Total deferred credits                  2,560        2,597        2,468

                                          --------     --------    ---------
   STOCKHOLDERS' EQUITY
    Common stock, $1 par value; authorized
     10,000,000 shares; issued 4,333,176
     4,333,176 and 4,297,176 shares          4,333        4,333        4,297
    Additional capital                      46,629       46,649       46,576
    Cumulative translation adjustment         (792)        (359)        (484)
    Accumulated deficit                    (18,595)     (22,489)     (21,211)
                                          --------     --------    ---------
                                            31,575       28,134       29,178

    Treasury stock, 10,021 at cost             (90)        (106)         (71)
                                          --------     --------    ---------

     Total stockholders' equity             31,485       28,028       29,107
                                          --------     --------    ---------

     Total                                $ 59,094      $ 57,818   $  60,700
                                          ========      ========   =========


   The accompanying notes are an integral part of these financial statements.



                                  PORTEC, INC.
            CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
         FOR THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                   (UNAUDITED)


                                                      Three Months Ended 6/30                      Six Months Ended 6/30
                                              ----------------------------------------    ------------------------------------

                                                      1996                  1995                  1996              1995
                                              ------------------    ------------------    -----------------      -------------

    Revenues
     Net sales                                $           28,592    $           28,929    $           55,876     $      55,588
     Other income                                            (67)                   33                  (137)              289
                                              ------------------    ------------------    ------------------     -------------
       Total                                              28,525                28,962                55,739            55,877
                                              ------------------    ------------------    ------------------     -------------

    Costs and expenses
     Cost of goods sold                                   20,309                20,760                39,925            39,548
     Selling, general and administrative                   5,395                 5,466                10,626            11,178
     Interest                                                270                   455                   600               863
                                              ------------------    ------------------    ------------------     -------------
      Total                                               25,974                26,681                51,151            51,589
                                              ------------------    ------------------    ------------------     -------------
    Income before income taxes                             2,551                 2,281                 4,588             4,288
    Income tax provision                                     630                    24                   694               112
                                              ------------------    ------------------    ------------------     -------------




    Net income                                 $           1,921    $            2,257                 3,894             4,176
                                               =================    ==================
    Accumulated deficit - beginning of year                                                          (22,489)          (25,387)
       Accumulated deficit - end of period                                                $          (18,595)    $     (21,211)
                                                                                          ==================     =============



    Earnings per common share:                $              .42    $              .49    $              .85     $         .91
                                              ==================    ==================   ===================     =============


    Average number of shares outstanding               4,582,973             4,602,726             4,575,590         4,602,924


    The accompanying notes are an integral part of these financial statements.




                                  PORTEC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                    6 MONTHS ENDED 6/30
                                                 -------------------------

                                                    1996          1995
                                                    ----          ----

   Cash flows from Operating Activities:
    Net income                                   $ 3,894        $ 4,176
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation and amortization              1,271          1,199
        Increase in receivables                   (3,802)        (1,959)
        Decrease (increase) in inventories         3,277           (564)
        Decrease in other net assets
         and deferred charges                        819            311
        Gain on sale of assets                        (1)          (268)
        Increase (decrease) in deferred credits      (37)           292
        Decrease in accounts payable
         and accruals                               (457)          (216)
                                                 -------        -------
        Net cash provided by operating
          activities                               4,964          2,971
                                                 -------        -------

   Cash flows from Investing Activities:
    Acquisitions                                    (500)          (400)
    Capital expenditures                          (1,082)        (1,660)
    Proceeds from disposal of property,
     plant and equipment                               6            711
                                                 -------        -------
       Net cash used by
        investing activities                      (1,576)        (1,349)
                                                 -------        -------

   Cash flows from Financing Activities:
    Net repayment of revolving credit agreement   (1,500)          (647)
    Repayment of other long-term debt                (26)           (19)
    Issuance of common stock                           0             72
    Purchase of treasury stock                      (168)          (451)
                                                 -------        -------
      Net cash used by financing
       activities                                 (1,694)        (1,045)
                                                 -------        -------


   Effect of exchange rate change                   (566)           (29)
                                                 -------        -------
   Net increase in cash and
    cash equivalents                               1,128            548
   Cash and cash equivalents at
    beginning of year                              3,477          3,398
                                                 -------        -------

   Cash and cash equivalents at
    end of period                                $ 4,605        $ 3,946
                                                 =======        =======




   The accompanying notes are an integral part of these financial statements.







                                  PORTEC, INC.
                  NOTES TO FINANCIAL STATEMENT - JUNE 30, 1996
                             (THOUSANDS OF DOLLARS)





   1.  Inventories at  June 30,  1996; December 31,  1995; and  June 30,  1995
   were:


                                       6/30/96   12/31/95      6/30/95
                                     ----------  --------     --------

          Raw Materials and
            Supplies                $  5,018     $  5,923     $  5,709
          Work-in-Process              3,422        5,313        5,242
          Finished Goods               6,260        6,741        7,086
                                    --------     --------     --------
                                    $ 14,700     $ 17,977     $ 18,037
                                    ========     ========     ========


   2. Financial statements for the six months ended June 30, 1996 are subject to audit adjustments.


   3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented, and all of these adjustments were of a normal recurring nature. For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1995 Annual Report.


   ITEM 2.     Management's Discussion and Analysis of Financial
               -------------------------------------------------
               Condition and Results of Operations
               -----------------------------------


   Net revenues of $28,525,000 for the quarter ended June 30, 1996, were 1.5 percent below the net revenues of $28,962,000 for the same period in 1995. A significant increase in sales of the Railway Products segment was more than offset by decreases in both the Construction Equipment and Materials Handling segments. The performance of the Railway Products segment was driven by strong market demand and market share gains for U.S. track components. Strength in the Construction Equipment segment's traditional crushing and screening lines was offset by significantly lower sales of the Innovator product line. A lack of large projects involving specialty conveyor products and a weaker market for fiber handling and sorting systems due to extremely volatile prices for used paper and cardboard both impacted the performance of the Materials Handling segment.

   Net income of $1,921,000 for the second quarter of 1996 was 14.9 percent below the net income of $2,257,000 for the same period in 1995. The decrease was attributable to an increase in the provision for income taxes of $606,000. Foreign income taxes increased due to increased profitability. In 1995, domestic taxes were negligible as a result of a tax loss carryforward. The remaining domestic loss carryforward will be fully utilized during 1996. Gross margins were up at both the Construction Equipment and Railway Products segments. Margins at Construction Equipment increased on lower volume because of product mix. The improved Railway Products margins reflected higher volume and the termination of an unsuccessful steel fabrication business in the second half of 1995 at Portec, (U.K.) Ltd. The Materials Handling segment experienced lower margins in the second quarter of 1996 compared with 1995 due to lower volume available to cover higher overhead costs.

   Selling, general and administrative expense during the second quarter of 1996 decreased from $5,466,000 for the same period last year to $5,395,000. The decrease reflected the elimination of certain expenses related to the Innovator product line and Portec, (U.K.) Ltd.'s steel fabrication business. Interest expense for the period was down $185,000 due to decreased activity in Construction Equipment's floor plan financing and a lower level of borrowing under the Company's revolving loan agreement.

   Net revenues and corresponding net income were $55,739,000 and $3,894,000, respectively, for the six months ended June 30, 1996, compared with net revenues of $55,877,000 and net income of $4,176,000 for the first six months of 1995. Net revenues were down slightly as a result of lower other income. Included in 1995
   other income  was  a $260,000  gain on  the  sale of  property  located  in
   Minneapolis, Minnesota. Sales in the Materials Handling and Railway Products segments were up from the six months ended June 30, 1995 due to strength in the market for fiber handling and sorting systems early in 1996 and to strong market demand and market share gains in the U.S. track components business. The Construction Equipment segment experienced lower sales in the first six months of 1996 compared with the same period last year as a result of lower Innovator product sales. This segment is currently refocusing the Innovator product line.

   The decrease in the net income for the six month period ended June 30, 1996 versus the same period last year reflected an increased tax provision on both foreign and domestic earnings. The effective tax rate for the Company in 1996 will be higher due to the utilization of the remaining domestic tax loss carryforward during the year. Income before income taxes was up $300,000 due to lower selling, general and administrative and interest expense. The lower selling, general and administrative expense reflected the elimination of costs related to Innovator and a U.K. steel fabricating business. Interest expense for the period decreased because of lower borrowing under the Company's revolving line of credit and to less activity in the Construction Equipment floor plan finance program. Gross margins were $15,951,000 for the period ending June 30, 1996 compared with $16,040,000 for the same period last year.

   Current assets were $37,344,000 at June 30, 1996 compared with $36,451,000 at December 31, 1995 and $38,202,000 at June 30, 1995. Receivables of $16,932,000 at June 30, 1996 were up $3,802,000 from December 31, 1995 as a result of changes in sales volume and slower collections. The $1,749,000 change from June 30, 1995 reflected an increase in days in accounts receivable in the Construction Equipment and Materials Handling segments. Inventories decreased $3,277,000 from December 31, 1995 and $3,337,000 from June 30, 1995. The decrease from year end resulted mainly from reduced Canadian inventory in anticipation of their lower seasonal sales and a reduction in Countec inventory due to shipment of a large project. The decrease from June 30, 1995 was due to the write-off of Innovator inventory at year end and a focused effort to reduce inventory. Changes in prepaid expenses caused other current assets to decrease $760,000 from December 31, 1995.

   Fixed asset acquisitions were $1,082,000 during the first half of 1996 versus $1,660,000 during the same period of last year. Depreciation and amortization expense was up $72,000 over that of last year. The change in goodwill of $106,000 from December 31, 1995 reflected an increase due to certain earn out provisions related to an acquisition partially offset by amortization. The decrease of $1,167,000 from June 30, 1995 was the result of the above changes plus the write-off of goodwill at December 31, 1995. This write-off was related to the acquisition of Innovator in July of 1994.

   At June 30, 1996, current liabilities were down $618,000 from December 31, 1995 and $3,956,000 from June 30, 1995. The change from year end resulted from a decrease in accounts payable due to lower working capital needs. The change from June 30, 1995 reflected the payment of a Canadian term loan as well as reductions in trade payables and other accrued liabilities. The Company's long-term debt at June 30, 1996 was $8,591,000, a decrease of $1,526,000 from December 31, 1995 and $120,000 from June 30, 1995. The debt was decreased with cash generated from operations.

   The increase in stockholders' equity of $3,457,000 from December 31, 1995 to June 30, 1996 was attributable to earnings and the contribution of treasury stock to the Savings and Investment Plan for Company Employees partially offset by an increase in the cumulative translation adjustment. The $2,378,000 increase in stockholders' equity from June 30, 1995 to June 30, 1996 was due to earnings during the third quarter of 1995 and the first two quarters of 1996 partially offset by a loss in the fourth quarter of 1995. In addition, the increase in stockholders' equity related to the exercise of stock options offset by an increase in the cumulative translation adjustment and by the purchase of treasury stock during the period.

   The Company received new orders of $24,104,000 during the second quarter of 1996 compared with $25,518,000 for the second quarter of 1995. The 6%
   decrease was attributable to a significant reduction in bookings for recycling equipment as well as small decreases in the Construction Equipment and Railway Products segments' orders. The order backlog was $17,698,000 at June 30, 1996 compared with $21,590,000 and $17,796,000 at
   December 31, 1995 and June 30, 1995, respectively.


   Liquidity
   ---------

   On February 12, 1993, the Company entered into a credit agreement with a bank which was amended at April 26, 1994, and June 13, 1995. The amended agreement provides up to $15,300,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements. The provisions also limit cash dividend payments and additional indebtedness.



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

   Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 2.3, 2.1 and
   1.9  to  1  at June  30,  1996,  December  31,  1995  and  June  30,  1995,
   respectively. At June 30, 1996, the Company had available $6,775,000 of unused credit under its loan agreement, plus cash and cash equivalents of $4,605,000. This compared with $5,274,000 and $7,706,000 of unused credit and $3,477,000 and $3,946,000 of cash and cash equivalents at December 31, 1995 and June 30, 1995, respectively.


                           PART II - OTHER INFORMATION
                            ---------------------------


   ITEM 5.  ACQUISITION
   --------------------

   On July 17, 1996, the Company acquired certain assets of Moore and Steele Corporation, a manufacturer and marketer of lubricator equipment for the railroad industry.
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
   -----------------------------------------

        (a)  Exhibits:
             ---------

           11 The Company's statement regarding computation of per share earnings.

        (b)  Reports on Form 8-K
              -------------------

           During the quarter ended June 30, 1995, the Company did not file any reports on Form 8-K.












                                    SIGNATURE
                                    ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   Dated:  August 13, 1996       By:
                                    ----------------------------------

                                             Nancy A. Kindl
                                             Vice President, Treasurer,
                                             Secretary and Chief Financial
                                             Officer


















                                  EXHIBIT INDEX
                                  -------------

                                                                      Page No.
                                                                        Within
                                                                    Sequential
                                                                     Numbering
                                                                     System of
                                                                       Exhibit
                                                                       -------


   Exhibit                             Description
   -------                             -----------

   11                      Registrant's statement regarding                 12
                           computation of per share earnings.