Form 10-Q
period 1996-09-30
PORTEC INC
filed 1996-11-12
CIK 79570

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

   (Mark One)

   ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

   For Quarterly Period Ended September 30, 1996, or

   (   ) Transition report pursuant  to Section 13 or 15(d) of  the Securities
         Exchange Act of 1934.

   For the transition period from __________ to __________

   Commission File No. 1-500

                                       PORTEC, Inc.
   ---------------------------------------------------------------------------
   ---
               (Exact name of Registrant as specified in its charter)

         Delaware                                       36-1637250
   ------------------------------------------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   One Hundred Field Drive, Suite 120, Lake Forest, Illinois  60045
   ------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                                       (847) 735-2800
   ---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

   ---------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report).

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

   Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at November 11, 1996 - 4,335,596.





                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

   ITEM 1:  FINANCIAL STATEMENTS
   -----------------------------

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
       AS OF SEPTEMBER 30, 1996; DECEMBER 31, 1995; AND SEPTEMBER 30, 1995
                             (THOUSANDS OF DOLLARS)


                                      (Unaudited)                   (Unaudited)
                                        9/30/96        12/31/95       9/30/95
                                      -------------  -------------   ---------
   CURRENT ASSETS
    Cash and cash equivalents         $   5,400      $   3,477       $   3,956
    Accounts and notes receivable,       16,468         13,130          13,080
     less allowances
    Inventories                          15,361         17,977          17,809
    Other current assets                  1,901          1,867           1,754
                                      ---------      ---------       ---------
     Total current assets                39,130         36,451          36,599
                                      ---------      ---------       ---------

   PROPERTY, PLANT AND EQUIPMENT, AT COST
    Land                                    220            220             220
    Buildings and improvements           11,333         10,824          10,609
    Machinery and equipment              22,080         20,884          20,505
                                      ---------      ---------       ---------
                                         33,633         31,928          31,334
    Less accumulated depreciation       (19,353)       (17,757)        (17,487)
                                      ---------      ---------       ---------
     Total property, plant and equipment 14,280         14,171          13,847
                                      ---------      ---------       ---------

   ASSETS HELD FOR SALE                   2,070          2,070           2,070
                                      ---------      ---------       ---------
   GOODWILL                               3,687          2,283           3,546
                                      ---------      ---------       ---------
   OTHER ASSETS AND DEFERRED CHARGES      3,038          2,843           2,910
                                      ---------      ---------       ---------

     Total                            $  62,205      $  57,818       $  58,972
                                      =========      =========       =========


   CURRENT LIABILITIES
    Current portion of long-term debt $      46      $      46       $      0
    Accounts payable                      5,583          7,578          5,987
    Other accrued liabilities             7,964          9,452         10,602
                                      ---------      ---------       --------
      Total current liabilities          13,593         17,076         16,589
                                      ---------      ---------       --------

   LONG-TERM DEBT                        13,080         10,117          9,752
                                      ---------      ---------       --------

   DEFERRED CREDITS
    Pensions                              1,923          1,923          1,997
    Other deferred credits                  677            674            511
                                      ---------      ---------       --------
     Total deferred credits               2,600          2,597          2,508
                                      ---------      ---------       --------

   STOCKHOLDERS' EQUITY
    Common stock, $1 par value; authorized
     10,000,000 shares; issued 4,335,596
     4,333,176 and 4,317,675 shares       4,336          4,333          4,318
    Additional capital                   46,642         46,649         46,618
    Cumulative translation adjustment      (369)          (359)          (485)
    Accumulated deficit                 (17,587)       (22,489)       (20,257)
                                      ---------      ---------       --------
                                         33,022         28,134         30,194
    Treasury stock, 10,021, 9,562 and
     5,962 common shares at cost            (90)          (106)           (71)
                                      ---------      ---------       --------

     Total stockholders' equity          32,932         28,028         30,123
                                      ---------      ---------       --------

     Total                            $  62,205      $  57,818       $ 58,972
                                      =========      =========       ========


   The accompanying notes are an integral part of these financial statements.



                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                             FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                                 Three Months Ended 9/30               Nine Months Ended 9/30
                                          -----------------------------------    -------------------------------

                                               1996              1995                 1996              1995
                                          --------------    ---------------      --------------    -------------

Revenues
 Net sales                                $       21,006    $        21,918      $       76,882    $      77,506
Other income                                          60                181                 (77)             470
                                          --------------    ---------------      --------------    -------------
   Total                                          21,066             22,099              76,805           77,976
                                          --------------    ---------------      --------------    -------------

Costs and expenses
 Cost of goods sold                               15,118             15,448              55,043           54,996
 Selling, general and administrative               4,864              5,245              15,490           16,423
 Interest                                            267                424                 867            1,287
                                          --------------    ---------------      --------------    -------------
  Total                                           20,249             21,117              71,400           72,706
                                          --------------    ---------------      --------------    -------------


Income before income taxes                           817                982               5,405            5,270
Income tax provision                                (191)                28                 503              140
                                          --------------    ---------------      --------------    -------------


Net income                                         1,008                954               4,902            5,130
Accumulated deficit - beginning of period        (18,595)           (21,211)            (22,489)         (25,357)
                                          --------------    ---------------      --------------    -------------
Accumulated deficit - end of period              (17,587)           (20,257)            (17,587)   $     (20,257)
                                          ==============    ===============      ==============    =============



Earnings per common share:                $          .22    $           .21    $           1.07    $        1.11
                                          ==============    ===============    ================    =============


Average number of shares outstanding           4,574,739          4,599,347           4,575,311        4,601,749



The accompanying notes are an integral part of these financial statements.



                                 PORTEC, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                    9 MONTHS ENDED 9/30
                                                  -------------------------

                                                   1996               1995
                                                  ------             ------
Cash flows from Operating Activities:
 Net income                                     $  4,902           $  5,130
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                 1,945              1,816
     Decrease (increase) in receivables           (3,338)               144
     Decrease (increase) in inventories            3,315               (336)
     Decrease (increase) in other net assets
      and deferred charges                            35               (187)
     Gain on sale of assets                           (1)              (334)
     Increase in deferred credits                     40                332
     Decrease in accounts payable
      and accruals                                (3,356)            (1,542)
                                                --------           --------
     Net cash provided by operating
       activities                                  3,542              5,023
                                                --------           --------

Cash flows from Investing Activities:
 Acquisitions                                     (2,600)              (400)

 Capital expenditures                             (1,675)            (2,349)
 Proceeds from disposal of property,
  plant and equipment                                  6                754
                                                --------           --------
    Net cash used by
     investing activities                         (4,269)            (1,995)
                                                --------           --------

Cash flows from Financing Activities:
 Net borrowing (repayment) of revolving credit
  agreement                                        3,000             (2,105)
 Repayment of other long-term debt                   (37)               (19)
 Issuance of common stock                             16                135
 Purchase of treasury stock                         (168)              (451)
                                                --------           --------
   Net cash provided (used) by financing
    activities                                     2,811             (2,440)
                                                --------           --------


Effect of exchange rate change                      (161)               (30)
                                                --------           --------
Net increase in cash and
 cash equivalents                                  1,923                558
Cash and cash equivalents at
 beginning of year                                 3,477              3,398
                                                --------           --------

Cash and cash equivalents at
 end of period                                  $  5,400           $  3,956
                                                ========           ========



The accompanying notes are an integral part of these financial statements.




                                 PORTEC, INC.
               NOTES TO FINANCIAL STATEMENT - SEPTEMBER 30, 1996
                            (THOUSANDS OF DOLLARS)



1. Inventories at September 30, 1996; December 31, 1995; and September 30, 1995 were:


                                           9/30/96    12/31/95    9/30/95
                                         ----------  ----------  ---------

       Raw Materials and Supplies        $   5,131   $    5,923  $   4,840
       Work-in-Process                       3,601        5,313      5,556
       Finished Goods                        6,629        6,741      7,413
                                         ---------   ----------  ---------
                                         $  15,361   $   17,977  $  17,809
                                         =========   ==========  =========


2. Financial statements for the nine months ended September 30, 1996 are subject to audit adjustments.


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




ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


Net revenues were $21,066,000 for the quarter ended September 30, 1996 or 5 percent below the net revenues of $22,099,000 for the quarter ended September 30, 1995. The decrease was due to reduced sales in the Construction Equipment and Railroad segments. The Construction Equipment segment experienced weaker market demand compared with last year for environmental and aggregate crushing equipment. The Railroad segment had a decline in sales due to lower production of specialty railcars that use our load securement products and to lack of demand for rail products in the United Kingdom market. The Materials Handling segment had an increase in sales due to strong market demand for the traditional power turn products.

Net income of $1,008,000 for the third quarter of 1996 was $54,000 above the prior year's net income of $954,000. The 1996 net income included a reversal of $221,000 in foreign income tax which had been recorded during the first half of the year. This reversal was due to availability of a Canadian tax
loss carryforward.   All segments  experienced lower operating  income in  the
third quarter of 1996 compared with the same period last year. The Construction Equipment segment's results were impacted by lower volume and accompanying price pressure. The operating income of the Materials Handling segment was below that of the third quarter of 1995 due to increased overhead spending and lower volume at the Company's Countec operation. Lower sales volume resulted in lower operating income for the Railroad segment.

For the third quarter of 1996, the gross margin was 28 percent compared with 30 percent for the third quarter of 1995. Selling, general and administrative expense was 23 percent of net sales for the three months ended September 30, 1996 versus 24 percent for the same period in 1995. The decrease reflected a reduction in professional fees and certain insurance costs. Other income in the third quarter of 1996 was $121,000 below that of the same period in 1995 which included a gain on the sale of assets of the PVH business in the United Kingdom. Interest expense decreased $157,000 during the three months ended September 30, 1996 compared with the same period last year as a result of decreased activity in Construction Equipment's floor plan financing. The income tax provision in the third quarter of 1996 included a $200,000 reduction in the valuation reserve for deferred taxes.

Net revenues and the corresponding net income for the nine months ended September 30, 1996 were $76,805,000 and $4,902,000, respectively, compared with net revenues of $77,976,000 and net income of $5,130,000 for the first nine months of 1995. Sales for the period were 1 percent below the prior year due to a decline in the sale of green waste processing equipment supplied by our Construction Equipment segment. The 4 percent decrease in net income in the first nine months of 1996 reflected lower gross margins of 28 percent versus 29 percent in 1995. This decrease was offset by lower selling, general and administrative expense of $933,000 and reduced interest expense of $420,000 resulting in a 3 percent increase in income before tax. A higher effective tax rate impacted net income for the first nine months of 1996. This increase was due to the utilization of the remaining domestic tax loss carryforward.

Current assets were $39,130,000 at September 30, 1996 compared with $36,451,000 at December 31, 1995 and $36,599,000 at September 30, 1995. Cash
increased $1,923,000 and $1,444,000 from December 31, 1995 and September 30, 1995, respectively. Receivables of $16,468,000 at September 30, 1996 were up $3,338,000 from December 31, 1995 as a result of changes in sales volume and slower collections. The $3,388,000 change from September 30, 1995 reflected an increase in days in accounts receivable in the Construction Equipment and Railroad segments. Inventories decreased $2,616,000 from December 31, 1995 and $2,448,000 from September 30, 1995. The decrease from year end resulted from reduced Canadian inventory in anticipation of lower seasonal sales and a focused effort to reduce inventory at the Construction Equipment segment. The decrease from September 30, 1995 was due to the write-off of Innovator inventory at year end and to a continuing effort to reduce inventory.

Fixed asset acquisitions were $1,675,000 during the first nine months of 1996 versus $2,349,000 during the same period of last year. Depreciation and amortization of $1,945,000 was up $129,000 over that of last year. The increase in goodwill of $1,404,000 from December 31, 1995 resulted from the acquisition of Moore & Steele, a producer of railroad track lubrication products, in July and payment on certain earn out provisions related to an acquisition. These changes were partially offset by amortization. The net increase in goodwill of $141,000 from September 30, 1995 to September 30, 1996 was the result of the above mentioned goodwill additions partially offset by a write-off of goodwill related to the Innovator acquisition at December 31, 1995 and amortization.

At September 30, 1996, current liabilities were down $3,483,000 from December 31, 1995 and $2,996,000 from September 30, 1995. The change from year end resulted from a decrease in accounts payable due to lower working capital needs and to lower customer deposits. A decrease in customer deposits, accrued expenses and other current liabilities resulted in the change from September 30, 1995.

Long-term debt of $13,080,000 was $2,963,000 and $3,328,000 higher than that of December 31, 1995 and September 30, 1995, respectively. The increases were due to the acquisition of Moore & Steele and to a large pension payment made in September of 1996.

The increase in stockholders' equity of $4,904,000 from December 31, 1995 to September 30, 1996 was attributable to net income and the exercise of stock options. These were partially offset by an increase in the cumulative translation adjustment. The $2,809,000 increase in stockholders' equity from September 30, 1995 to September 30, 1996 was due to a loss during the fourth quarter of 1995 and net income during the first three quarters of 1996 and the exercise of stock options. The increase in cumulative translation loss also impacted the result. The Company declared an 8 cent cash dividend on common stock for the fourth quarter of 1996. This is the first cash dividend declared by the Company since 1986.

The Company received new orders of $19,992,000 during the third quarter of 1996 compared with $23,701,000 for the third quarter of 1995. The 16 percent decrease was attributable to a significant reduction in bookings for the Construction Equipment and Materials Handling segments while the Railroad segment experienced increased bookings. The order backlog was $18,069,000 at September 30, 1996 compared with $21,590,000 and $19,527,000 at December 31, 1995 and September 30, 1995, respectively.


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

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 2.9, 2.1 and
2.2 to 1 at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. At September 30, 1996, the Company had available $2,050,000 of unused credit under its loan agreement, plus cash and cash equivalents of $5,400,000. This compared with $5,274,000 and $4,866,000 of unused credit and $3,477,000 and $3,956,000 of cash and cash equivalents at December 31, 1995 and September 30, 1995, respectively.



                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 5.  ACQUISITION

On July 17, 1996, the Company acquired certain assets of Moore and Steele Corporation, a manufacturer and marketer of lubricator equipment for the railroad industry. This acquisition gives the Company the broadest rail lubrication product line on a worldwide basis.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

                                               PORTEC, Inc.
                                        -------------------------
                                                Registrant

Dated:  November 11, 1996               By:----------------------

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