Form 10-K405
period 1996-12-31
PORTEC INC
filed 1997-03-27
CIK 79570

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

   ( X ) Annual Report  Pursuant to  Section  13 or  15(d) of  the  Securities
         Exchange Act of 1934 (No Fee Required)

   For the fiscal year ended December 31, 1996 or

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


         Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         As of March 26, 1997, 4,373,552 shares of Registrant's common stock were issued and outstanding and the aggregate market value of such shares (based upon the closing price for such shares shown on the Composite Tape on that date) held by non-affiliates of Registrant was approximately
   $44,829,000.   For  this purpose, non-affiliates  are deemed to be  all
   stockholders other than directors and officers of the Registrant.

         Portions of Registrant's 1996 Annual Report to Stockholders (Parts I, II and IV of Form 10-K) and portions of PORTEC, Inc.'s Proxy Statement for its 1997 Annual Meeting of Stockholders (Parts I and III of Form 10-K) are incorporated herein by reference.



                                    PART I


   Item 1.  Description Of Business.

         (a)   General Development Of Business.

         Registrant  (hereinafter   referred   to  as   the   "Company")   was
   incorporated in Delaware in 1928 as Poor & Company, combining the businesses of several companies which supplied the railroad industry with a line of track components and equipment and supplied other industries with steel forgings. Since then, the Company has changed the scope of its operations through internal development, acquisitions and dispositions to include the manufacture and sale of track components, load securement systems, construction equipment and materials handling equipment. Additional information regarding the Company's business is contained on pages 4 through 9 of the Company's 1996 Annual Report to Stockholders ("1996 Annual Report") and said Section is incorporated herein by reference. The Company's name was changed to PORTEC, Inc. in 1968.

         The Company executed a Credit Agreement amended as of June 13, 1995 ("Credit Agreement") with the NBD Bank which provides the Company with a revolving credit facility. None of the Company's assets were required to be pledged as security under the amended Credit Agreement. Portec, Ltd., a wholly-owned subsidiary of the Company, executed a Credit Authorization as of July 15, 1994 with NBD Bank, Canada which provided for a term loan of $4,000,000 on an unsecured basis. This term loan was paid in full during 1995. For additional information on the Credit Agreement and Credit Authorization see Note 6 of the Notes to Consolidated Financial Statements appearing on page 24 of the 1996 Annual Report.

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

         On April 29, 1994, the Company acquired certain of the assets of Count Recycling Systems, Inc (renamed Countec). Located in Des Moines, Iowa, Countec is a supplier of materials recovery facilities (MRF's) for the sorting and recycling of residential and commercial solid waste.

         The Company acquired certain assets of Innovator Manufacturing, Inc. on July 18, 1994. Innovator Manufacturing, Inc., located in London, Ontario, Canada, was a producer of equipment used for the processing of green yard
   waste,  waste  wood and  demolition  debris.    Immediately  following  the
   purchase, production was transferred from London, Ontario to Yankton, South
   Dakota.   Portec, Ltd.,  a wholly-owned subsidiary of  the Company acquired
   the  stock of  Innovator Holdings  on July  20, 1994.    During the  fourth
   quarter of 1995, a Canadian research and development facility acquired as a part of Innovator Holdings was closed. For additional information on the closing of Innovator Holdings see Note 15 of the Notes to Consolidated Financial Statements appearing on page 31 of the 1996 Annual Report.

         On  July 16,  1996, the Company  acquired certain  assets of  Moore &
   Steele Corporation.   Moore &  Steele Corporation  is a supplier  of a full
   line of rail lubrication systems for the railroad industry.

         (b)   Financial Information About Industry Segments.

         Financial information and identifiable assets' information applicable to the Company's business segments are contained in the Section entitled "Business Segments", appearing on page 10 of the 1996 Annual Report. Note 13 of the Notes to Consolidated Financial Statements appearing on page 30 of the 1996 Annual Report contains additional information related to the business segments, and said Section and Note are incorporated herein by reference.

         (c)   Narrative Description Of Business.

         (i)   Description Of  Business, Products And Markets.   A description
   of the Company's continuing business and descriptive information about the Company's products, business units and methods of distribution included in each business segment are contained on pages 4 through 9 of the 1996 Annual Report and those pages are incorporated herein by reference. Principal markets served are reflected in the Company's three business segment's namely, Construction Equipment, Materials Handling and Railroad.


         (ii) Announced New Products Or Segments Of Material Importance. The Company regularly makes improvements to its existing products and develops new products. However, during 1996 these activities did not require the investment of a material amount of the assets of the Company and this practice is expected to continue in 1997.

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

         (vi)  Working  Capital.   The Company's working capital  requirements
   are consistent with  those of other industrial  companies with  which it is
   in competition.   As pointed  out in the immediately  preceding paragraph
   (v), the  demand for certain  of the  Company's products is subject  to
   seasonal fluctuations.   These fluctuations  result in a need  for increased
   working capital during the first six months of a year. The Company had current ratios of 2.6, 2.1 and 1.6 to 1 at December 31, 1996, 1995 and 1994, respectively.

         (vii) Principal Customers Of Business Segments. No segment of the Company's business is dependent upon a single customer; however, the Company's Railroad segment is mainly dependent upon sales to United States and Canadian railroads and TTX Company. In 1996, no single customer accounted for 10 percent or more of the Company's consolidated revenues.

         (viii)  Backlog  Of  Orders.    The Company's  backlog  of  orders at
   December 31, 1996, was $20,885,000, compared with backlog at December 31, 1995, of $21,590,000. The backlog at December 31, 1996, is believed to be firm and 100% is deliverable in 1997. Orders received in 1996 were $97,498,000, a 2% increase from $95,848,000 in orders received in 1995.

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

         (xi) Research And Development. The Company estimates research expenditures for continuing operations related to the development of new products and improvements of existing products were $784,000, $900,000 and $510,000 for the years 1996, 1995 and 1994, respectively.
   Customer-sponsored research activities were not material in those years.

         (xii) Environment Expenditures. Compliance with federal, state and local laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect upon capital expenditures, earnings or competitive position of the Company in 1996 and are not expected to have a material effect on 1997 results. In regard to environmental matters, see the Subsection entitled "Environmental" of the Section entitled "Management's Discussion And Analysis" appearing on page 16 of the 1996 Annual Report and said Subsection is incorporated herein by reference.

         (xiii) Number Of Employees. The number of persons employed by the Company as of December 31, 1996, was 671 compared with 637 at December 31, 1995.

         (d) Financial Information About Foreign And Domestic Operations And Exports Sales.

         The Section entitled "Geographic Areas" appearing on page 11 of the 1996 Annual Report contains information as to the Company's United States, international and export net sales, operating profit and identifiable assets and said Section is incorporated herein by reference for each of the years 1996, 1995 and 1994. The Company's Canadian operation, Portec, Ltd., is a supplier to the two major Canadian railroads. While the performance of these railroads improved in 1996, the Company could be negatively impacted by future disruptions related to restructuring of these railroads.

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


United States Properties:
                                  Approx.                                                     Principal
Business                          Sq. Ft.                                                     Segments Using
Location                          of Bldg.                  Description                       Property


Lake Forest, Illinois                3,200         Principal office of the Company            Corporate Office
                                                   occupied under lease expiring
                                                   October 21, 1999.

Canon City, Colorado                61,000         Flomaster and Pathfinder                   (c)
                                                   Divisions' production facility.

Canon City, Colorado                22,000         Flomaster Division's production            (c)
                                                   facility occupied under lease
                                                   expiring December 1997.

Canon City, Colorado                91,800         Material Handling Group's                  (c)
                                                   principal office and
                                                   production facility.

Des Moines, Iowa                     5,000         Countec principal offices                  (c)
                                                   occupied under lease expiring
                                                   October 1999.

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

Montreal, Canada                     6,300         Portec, Ltd.'s principal                   (b)
                                                   office - occupied under lease
                                                   expiring April 30, 2001.

Saint-Jean, Canada                  35,000         Portec, Ltd.'s principal                   (b)
                                                   production facility

St. Thomas, Canada                   4,000         Innovator Holdings former                   -
                                                   principal office occupied
                                                   under lease expiring
                                                   November 11, 1997. (f)
(a)      Construction Equipment Segment.
(b)      Railroad Segment.
(c)      Materials Handling Segment.
(d)      Presently being offered for sale.
(e)      Presently leased to a tenant who has an option to buy which has been exercised.
(f)      Presently unoccupied.

Item 3.  Legal Proceedings.

         There are various lawsuits and claims pending against the Company. In the opinion of management, any liabilities that may result from such lawsuits and claims will not materially affect the consolidated financial position of the Company.


Item 4.  Submission Of Matters To A Vote Of Security Holders.

         During the fourth quarter of 1996, there were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.


Executive Officers Of The Company.

         The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 27, 1997:



Name of            Age as of         Current Position with         Officer
Executive        March 25, 1997           The Company               Since


Albert Fried, Jr.      67            Chairman of the Board           1989

Michael T. Yonker      54            President and Chief             1988
                                     Executive Officer and Director

John S. Cooper         62            Senior Vice President,          1983
                                     Group Executive of the
                                     Railroad Group and
                                     General Manager of the
                                     Railway Maintenance
                                     Products Division

Nancy A. Kindl         55            Vice President,                 1982
                                     Treasurer, Secretary,
                                     Controller and Chief
                                     Financial Office

Kevin C. Rorke         48            Vice President,                 1995
                                     Group Executive of
                                     Materials Handling Group



Family Relationships And Agreements

There are no family relationships among the officers.   Each executive officer
except Mr. Fried and Mr. Rorke has an agreement with the Company relating to his or her employment as generally described in the Section entitled "Employment, Termination, and Change-in-Control Agreements" appearing on pages 12 and 13 of the Company's 1997 Proxy Statement and said Section is incorporated herein by reference. The Company's officers are chosen by its Board of Directors. Any officer elected or appointed by the Board may be removed with or without cause at any time by the affirmative vote of the majority of the whole Board.

Business Experience

         Mr. Albert Fried, Jr. became a member of the Company's Board of Directors in December 1988 and the Company's Chairman of the Board in October
1989.   He has been  a member of  the Company's Nominating  Committee since
December 1989.   He has  been the Managing Partner  of Albert  Fried & Company,
New York, New York (investment banking) for more than ten years and also is the Managing Partner of Buttonwood Specialists, L.P. New York, New York, specialists on the New York Stock Exchange. He is a member of the New York
Stock Exchange, Inc.  and the New York  Futures Exchange.   He is a director  of
EMCOR Group, Inc. and is also a director of various civic and philanthropic organizations.

         Mr. Michael T. Yonker joined the Company as President and Chief Executive Officer in December 1988, and continues to serve the Company in that capacity. He became a director in December 1989 and has been a member
of the  Company's Nominating Committee since December 1989.   For the period
of October 1981 until December 1988, he was the Vice President and Drive Division Manager of P. T. Components, Inc., of Philadelphia, Pennsylvania (industrial gear drives) which was formed as a private company in October 1981. He is a director of Modine Manufacturing Company and Woodward Governor Company.

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

         Mr. Kevin C. Rorke was employed by the Company in February 1987, as Manager of Project Management of the Automated Systems Division, became General Manager of the Automated Systems Division in June 1988 and Group Executive of the Materials Handling Group in November 1988. In June 1995, he assumed the position of Vice President and Group Executive of the Materials Handling Group. For the period 1978 until February 1987, he was Project Manager of AGVS and Towline Systems for FMC Corporation's Material Handling Systems Division.

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

         (b) Approximate Number of Holders of Common Stock. Based on information provided by the Company's stock transfer agent, the number of holders of record of the Company's common stock as of March 25, 1997 was 1,165.

         (c) Stock Prices and Dividend Information. The information contained in the Section entitled "Quarterly Stock & Dividend Information" appearing on page 36 of the 1996 Annual Report presents for the years 1996 and 1995 quarterly high and low prices of the Company's common stock, and said
Section is incorporated herein by  reference.  There were no cash dividends paid
in 1995.   During the fourth quarter of  1996, the Company resumed paying quarterly cash dividends at the rate of 8 cents per common share. The first quarterly dividend was paid on December 16, 1996. The closing price for shares of common stock on the Composite Tape on March 25, 1997 was $10.125.


         The Company's Agreement with NBD Bank limits the Company's right to pay cash dividends to an amount not to exceed 50% of the cumulative consolidated net income of the Company and its subsidiaries earned in the preceding fiscal year of the Company.

Item 6.  Selected Financial Data.


         The Section entitled "Five-Year Summary" appearing on page 1 of the 1996 Annual Report contains selected financial data relating to the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing on pages 17 through 32 of the 1996 Annual Report. Said Section and pages 17 through 32 are incorporated herein by reference. Also, Item 1.(a) of this Report should be read in conjunction with this item.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

         The Section entitled "Management's Discussion And Analysis" appearing on pages 12 through 16 of the 1996 Annual Report contains information as to the Company's financial condition, changes in financial condition and results of operations and said Section is incorporated herein by reference. Also, the letter "To Our Stockholders and Employees" appearing on pages 2 and 3, of the 1996 Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements And Supplementary Data.

         The Consolidated Financial Statements, and Notes thereto appearing on pages 17 through 32 in the 1996 Annual Report, together with the report thereon of Price Waterhouse LLP dated February 18, 1997, appearing on page 33 in the 1996 Annual Report contain financial information relating to the Company and are incorporated herein by reference.


Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

         None.

                                    PART III



Item 10.  Directors And Executive Officers Of The Company.

         The Sections entitled "Nominees For Election As Directors", "Directors Whose Term Continue Until 1998", and "Directors Whose Term
Continue Until 1999" appearing on pages 2 through 5, of the Company's 1997
Proxy Statement contain  information relating to directors  and nominees  for
directors  and are  incorporated herein  by reference.   Certain  information as
to the Company's executive officers is contained in the Section entitled "Executive Officers Of The Company" in Part I of this Form 10-K.

Item 11.  Executive Compensation.


         The Section entitled "Compensation Of Executive Officers" and the Subsections thereunder appearing on pages 9 through 15 of the 1997 Proxy Statement, the Section entitled "Employment, Termination, and Change-in-Control Agreements" appearing on pages 12 and 13 of the 1997 Proxy Statement, the Subsection entitled "Compensation" of the Section entitled "Board of Director's Matters" appearing on page 5 of the 1997 Proxy Statement, the Section entitled "Compensation Committee Interlocks and Insider Participation" appearing on page 6 of the 1997 Proxy Statement, the Section entitled
"Report Of The Stock Option and Compensation Committee Of The Board of Directors" appearing on pages 13 through 15 of the 1997 Proxy Statement and the Section entitled "Performance Graph" appearing on page 16 of the 1997 Proxy Statement are incorporated herein by reference and contain certain information relating to past and prospective remuneration matters applicable to directors and executive officers of the Company and said Sections and Subsections are incorporated herein by reference.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.

        The Section entitled "Stock Ownership" appearing on pages 6 through 8 of the 1997 Proxy Statement contains information relating to ownership of common stock of the Company by certain beneficial owners and management, and said Section is incorporated herein by reference.

Item 13.  Certain Relationships And Related Transactions.

         None.



                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.


(a)(1)     Consolidated Financial Statements of PORTEC, Inc.:
                                                                   Page In 1996
                                                                 Annual Report

Consolidated Statements of Income For the
 Years Ended December 31, 1996, 1995 and 1994...............   17

Consolidated Balance Sheets at December 31, 1996 and 1995...   18

Consolidated Statements Of Cash Flows For the Years
 Ended December 31, 1996, 1995 and 1994.....................   19

Notes to Consolidated Financial Statements (including Unaud-
 ited Quarterly Financial Information)......................   20

Report of Independent Accountants...........................   33





   (2)     Financial Statement Schedule:

                                                                        Page In
                                                                    This Report


Report of Independent Accountants on Financial Statement
 Schedules...................................................  16

Valuation and Qualifying Accounts and Reserves (Schedule
 II).........................................................  17

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

 4(c) Second amendment to Credit Agreement dated as of June 13, 1995 by and between NBD Bank and the Company, a copy of which was included as Item 14(a)(3)4(c) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1995.*

10(a) The Division Management Incentive Compensation Plan effective January 1, 1997.(x)

10(b)   The Key Management Incentive Compensation Plan effective January 1,
        1997.(x)

10(c) The Company's Supplemental Non-Qualified Retirement Income Plan For Designated Executive Employees as amended effective January 1, 1994, a copy of which was included as Item 14(a)(3)10(c) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(d) The 1982 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effective April 24, 1984, a copy of which was included as Item 14(a)(3) 10(l) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1984.*(x)

10(e) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effective April 26, 1994, a copy of which was included as Item 14(a)(3) 10(e) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, effective as of April 25, 1995, a copy of which was included as
        Item 14(a)(3)10(f) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1995.*(x)

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

13      The Company's 1996 Annual Report to Stockholders.**

21      List of the Company's subsidiaries.

23      Consent of Independent Accountants.

27      Financial Data Schedule.

99(a)   11-K Report for 1996 for the PORTEC, Inc. Savings and Investment
        Plan.(x)

99(b)   Important Factors and Assumptions Regarding Forward-Looking Statements.

             *   Incorporated herein by reference.

             ** The 1996 Annual Report to Stockholders, except for those portions thereof which are expressly incorporated by reference in this Report on Form 10-K, is furnished for the information of the Securities and Exchange Commission only and is not to be deemed filed as part of this filing.

             (x) Management contract or compensatory plan or arrange- ment.



(b)   Reports on Form 8-K:

There were no reports on Form 8-K filed by the Registrant during the fourth quarter of 1996.

For purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned Registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Part II of Registrant's Registration Statements on Form S-8 File No. 2-76476; File No. 2-79004; and File No. 33-32700.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the Registrant, the Registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Registrant of expenses incurred or paid by a director, officer or controlling person of the Registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Registrant will, unless in the opinion of its counsel the matter had been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.



                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULES


To The Board of Directors
of PORTEC, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 1997 appearing on page 33 of the 1996 Annual Report to Stockholders of PORTEC, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)
of this Form 10-K.   In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
February 18, 1997


                                                                             Schedule II



                                                   PORTEC, Inc. AND SUBSIDIARIES

                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                             Years Ended December 31, 1996, 1995, 1994
                                                         ($000's omitted)



                                                              Additions
                                                              Charged
                                         Balance              to Costs                                Balance
                                        Beginning             and              Deductions             at End
                                         of Year              Expenses         from Reserve           of Year

  1996 Allowance for doubtful accounts $   463               $    233           $   339                $   357
  1995 Allowance for doubtful accounts     403                    152                92                    463
  1994 Allowance for doubtful accounts     337                    154                88                    403


(1)  Write Offs, Net of Recoveries


                                          Balance             Reversal of                            Balance
                                         Beginning              Timing         Reevaluation           at End
                                          of Year             Differences       of Reserve            of Year

  1996 Deferred tax assets
    valuation allowance                 $  3,133               $ (1,668)         $ (1,465)              $     0
  1995 Deferred tax assets
    valuation allowance                    4,110                   (977)              -                   3,133
  1994 Deferred tax assets
    valuation allowance                    7,074                 (2,764)             (200)                4,110




                                     SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange of 1934, PORTEC, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PORTEC, Inc.

                                             By: /S/ Michael T. Yonker

                                                  Michael T. Yonker
                                                  President and Chief
                                                  Executive Officer and
                                                  Director


                                             By: /S/ Nancy A. Kindl

                                                  Nancy A. Kindl
                                                  Vice President -
                                                  Finance, Treasurer,
                                                  Controller, and Secretary
                                                  (Chief Financial and
                                                  Accounting Officer)





   March 25, 1997



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of PORTEC, Inc. and in the capacities and on the dates indicated:


   Signature                        Title               Date


   /S/ Albert Fried, Jr.            Chairman            March 28, 1997
       Albert Fried, Jr.            of the Board


   /S/ J. Grant Beadle              Director            March 28, 1997
       J. Grant Beadle


   /S/ Frank T. MacInnis            Director            March 28, 1997
       Frank T. MacInnis


   /S/ Frederick J. Mancheski       Director            March 28, 1997
       Frederick J. Mancheski


   /S/ John F. McKeon               Director            March 21, 1997
       John F. McKeon


   /S/ Arthur McSorley, Jr.         Director            March 28, 1997
       Arthur McSorley, Jr.


   /S/ Michael T. Yonker            Director            March 28, 1997
       Michael T. Yonker


   /S/ L. L. White, Jr.             Director            March 28, 1997
       L. L. White, Jr.



                                    19 - 26



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

    4(c) Second amendment to Credit Agreement dated as of June 13, 1995 by and between NBD Bank and the Company, a copy of which was included as
            Item 14(a)(3)4(c) of Part IV of the Company's
            Form 10-K Report for the year ended December 31, 1995.*

   10(a)    The Division Management Incentive Compensation                 29
            Plan effective January 1, 1997.(x)

   10(b)    The Key Management Incentive Compensation Plan                 35
            effective January 1, 1997.

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

   10(f) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, effective as of April 25, a copy of which was included as Item 14(a)(3)10(f) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1995.*(x)

   10(g) Agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as
            Item 14(a)(3)10(o) of Part IV of the Company's Form 10-K Report for the year ended December 31, 1988.*(x)

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

   11       The Company's statement regarding computations                 42
            of per share earnings.

   13       The Company's 1996 Annual Report to Stockholders.              43

   21       List of the Company's subsidiaries.                            83

   23       Consent of Independent Accountants.                            84

   27       Financial Data Schedule.                                       85

   99(a)    11-K Report for 1996 for the PORTEC, Inc. Savings and          86
            Investment Plan.(x)

   99(b)    Important Factors and Assumptions Regarding Forward-Looking   106
            Statements.

            *  Incorporated herein by reference.

            (x) Management contract or compensatory plan or arrangement.