Form 10-Q
period 1997-03-31
PORTEC INC
filed 1997-05-12
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

For Quarterly Period Ended March 31, 1997, or

(   ) Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the transition period from __________ to __________

Commission File No. 1-500

                                    PORTEC, Inc.
                               -----------------------
            (Exact name of Registrant as specified in its charter)

      Delaware                                              36-1637250
   -------------                                         -----------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Hundred Field Drive, Suite 120, Lake Forest, Illinois   60045
--------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                    (847) 735-2800
                                   ----------------
            (Registrant's telephone number, including area code)

Former address:
               -------------------------------------------------------------
-------------------------------(Former name, former address and former fiscal year, if changed since last report).

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

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at May 12, 1997 - 4,375,548.



                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

Item 1:  Financial Statements
-----------------------------

                                              PORTEC, INC. CONSOLIDATED BALANCE SHEET
                                    AS OF MARCH 31, 1997; DECEMBER 31, 1996; AND MARCH 31, 1996
                                                      (THOUSANDS OF DOLLARS)

                                       Unaudited                Unaudited
                                        3/31/97     12/31/96     3/31/96
                                      ----------   ----------   ----------
CURRENT ASSETS
 Cash and cash equivalents            $    4,582   $    4,979   $    3,686
 Accounts and notes receivable,           17,356       14,816       16,646
  less allowances
 Inventories                              18,460       18,038       16,465
 Deferred income tax benefits              3,286        3,286          800
 Other current assets                        266          981          484
                                      ----------   ----------   ----------
  Total current assets                    43,950       42,100       38,081
                                      ----------   ----------   ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                        220          220          220
 Buildings and improvements               10,892       10,964       10,950
 Machinery and equipment                  23,234       23,010       21,203
                                      ----------   ----------   ----------
                                          34,346       34,194       32,373
 Less accumulated depreciation           (20,093)     (19,651)     (18,297)
                                      ----------   ----------   ----------
  Total property, plant and equipment     14,253       14,543       14,076
                                      ----------   ----------   ----------

Assets Held For Sale                       2,070        2,070        2,070
                                      ----------   ----------   ----------
Intangible Assets                          4,857        4,922        2,978
                                      ----------   ----------   ----------
Notes Receivable and Other Assets          2,311        2,315        2,033
                                      ----------   ----------   ----------

  Total                               $   67,441   $   65,950   $   59,238
                                      ==========   ==========   ==========

CURRENT LIABILITIES
 Current portion of long-term debt    $       46   $       46   $       46
 Accounts payable                          7,166        7,015        7,047
 Other accrued liabilities                 8,284        9,058        8,407
                                      ----------   ----------   ----------
   Total current liabilities              15,496       16,119       15,500
                                      ----------   ----------   ----------

LONG-TERM DEBT                            12,852       10,768       11,303
                                      ----------   ----------   ----------

DEFERRED CREDITS
 Pensions                                  1,868        1,868        1,923
 Deferred income tax                       1,220        1,365           -
 Other                                       584          844          596
                                      ----------   ----------   ----------
  Total deferred credits                   3,672        4,077        2,519
                                      ----------   ----------   ----------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,373,596,
  4,373,596 and 4,333,176 shares           4,374        4,374        4,333
 Additional capital                       46,880       46,841       46,629
 Cumulative translation adjustment          (295)         (99)        (412)
 Accumulated deficit                     (15,537)     (15,968)     (20,544)
                                      ----------   ----------    ---------
                                          35,422       35,148       30,006
Treasury stock, 44, 16,421 and
 9,562 common shares at cost                  (1)        (162)         (90)
                                      ----------   ----------    ---------

  Total stockholders' equity              35,421       34,986       29,916
                                      ----------   ----------    ---------

  Total                               $   67,441   $   65,950    $  59,238
                                      ==========   ==========    =========

The accompanying notes are an integral part of these financial statements.



                                 PORTEC, INC.
           CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
           FOR THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                 (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATE)
                                  (UNAUDITED)




Three Months Ended 3/31
-----------------------


                                            1997              1996
                                         ----------        ----------

Revenues
 Net sales                               $   24,770        $   27,284
 Other income (expense)                         (12)              (70)
                                         ----------        ----------
  Total                                      24,758            27,214
                                         ----------        ----------

Costs and expenses
 Cost of goods sold                          17,644            19,616
 Selling, general and administrative          5,717             5,362
 Interest                                       206               199
                                         ----------        ----------
  Total                                      23,567            25,177
                                         ----------        ----------


Income before income taxes                    1,191             2,037
Income tax provision                            410                64
                                         ----------        ----------

Net income                                      781             1,973
Cash dividends paid                            (350)               -
Accumulated deficit - beginning of year     (15,968)          (22,517)
                                         ----------        ----------
Accumulated deficit - end of period      $  (15,537)       $  (20,544)
                                         ==========        ==========

Earnings per common share                $      .17        $      .43
                                         ==========        ==========

Dividends per common share               $      .08        $       -
                                         ==========        ==========

Average number of shares outstanding      4,500,987         4,568,206


The accompanying notes are an integral part of these financial statements.





                                 PORTEC, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                 3 MONTHS ENDED 3/31
                                              --------------------------

                                                1997              1996
                                              ---------         --------
Cash flows from Operating Activities:
 Net income                                   $     781         $  1,973
 Adjustments to reconcile net income
   to net cash used by operating
   activities:
     Depreciation and amortization                  708              633
     Increase in receivables                     (2,540)          (3,516)
     Decrease (increase) in inventories            (422)           1,512
     Decrease in other net assets
      and deferred charges                          719              642
     Gain on sale of assets                          (1)              (2)
     Decrease in deferred credits                  (405)             (78)
     Decrease in accounts payable and
      accruals                                     (153)          (1,412)
                                              ---------         --------
     Net cash used by operating
       activities                                (1,313)            (248)
                                              ---------         --------

Cash flows from Investing Activities:
 Capital expenditures                              (390)            (494)
 Acquisitions                                       (30)              -
 Proceeds from disposal of property,
  plant and equipment                                 3                5
                                              ---------         --------
    Net cash used by investing
     activities                                    (417)            (489)
                                              ---------         --------

Cash flows from Financing Activities:
 Net borrowing on revolving credit                2,100            1,200
 Payment on capitalized leases                      (16)             (15)
 Purchase of treasury stock                        (270)            (168)
 Payment of cash dividends                         (350)              -
                                              ---------         --------
   Net cash provided by financing
     activities                                   1,464            1,017
                                              ---------         --------


Effect of exchange rate change                     (131)             (71)
                                              ---------         --------
Net increase (decrease) in cash and
 cash equivalents                                  (397)             209
Cash and cash equivalents at
 beginning of year                                4,979            3,477
                                              ---------         --------

Cash and cash equivalents at
 end of period                                $   4,582         $  3,686
                                              =========         ========


The accompanying notes are an integral part of these financial statements.






                                 PORTEC, INC.
                 NOTES TO FINANCIAL STATEMENT - MARCH 31, 1997
                            (THOUSANDS OF DOLLARS)



1. Inventories at March 31, 1997; December 31, 1996; and March 31, 1996 were:


                                       3/31/97      12/31/96       3/31/96
                                     ----------    ----------     ---------

      Raw Materials and Supplies     $    6,596    $    6,361     $   5,436
      Work-in-Process                     4,682         3,468         4,705
      Finished Goods                      7,182         8,209         6,324
                                     ----------    ----------     ---------
                                     $   18,460    $   18,038     $  16,465
                                     ==========    ==========     =========


2. Financial statements for the three months ended March 31, 1997 are subject to audit adjustments.



3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented, and all of these adjustments were of a normal recurring nature. For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1996 Annual Report.






ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


Net sales for the quarter ended March 31, 1997 were $24,770,000 compared with $27,284,000 for the same period in 1996. The decrease in net sales of 9.2 percent during the first quarter of 1997 was due to reduced sales by the Company's Materials Handling and Railway Products segments. Significantly lower sales volume was generated by Countec as prices for recycled commodities continued at a level which did not justify expenditures for capital equipment. This condition is expected to continue into the second quarter of 1997. The shortfall in the Materials Handling segment was partially offset by an increase in the segment's traditional product lines due mainly to work being done on a U.S. Post Office project. In the Railway Product segment, sales of load securement products were down due to production declines in the specialty railcars that use our equipment. The Company also experiences lower sales volume at Portec (U.K.) Ltd. resulting from a slow down in systems work. The Construction Equipment segment sales were up 4.9 percent over those of last year despite severe weather conditions at their plant early in the year.

Income before income taxes was $1,191,000 for the first quarter of 1997 compared with $2,037,000 for the quarter ended March 31, 1996. The decrease of $846,000 reflected the lower sales volume and increased selling, general and administrative expense. These changes were partially offset by slightly lower other expense. While gross margins were 29 percent of sales during the first quarter of 1997 versus 28 percent for the same period last year, the lower sales volume resulted in less contribution to selling, general and administrative expenses. Selling, general and administrative expense increased $355,000 primarily due to increased medical insurance expense and professional fees.

Net income  for the quarter  ended March  31, 1997 of  $781,000 was  below the
$1,973,000 reported for the same period last year. The Company's provision for income taxes was $410,000 and $64,000 in the first quarter of 1997 and 1996, respectively. This significant increase was due to the utilization of all domestic tax loss carryforwards during 1996. Domestic earnings will be fully taxed in the future.

Current assets were $43,950,000 at March 31, 1997 compared with $36,451,000 at December 31, 1996 and $38,081,000 at March 31, 1996. The increase in cash of $896,000 from March 31, 1996 was due to cash generated from foreign operations. Accounts receivable of $17,356,000 were up $2,540,000 from December 31, 1996 due to increased sales during the first quarter of 1997 versus the fourth quarter of 1996. Inventories increased $1,995,000 from those of March 31, 1996 due to an increased backlog of orders at several operating divisions. Deferred income tax benefits were up $2,486,000 from the $800,000 recorded at March 31, 1996 as a result of a reduction in the valuation allowance and a reclassification of tax attributes. Other current assets decreased $715,000 and $218,000 from December 31, 1996 and March 31, 1996, respectively. The decrease from December 31, 1996 was primarily due to the collection of taxes receivable and changes in various prepaid accounts. The reduction from March 31, 1996 resulted from the collection of a note receivable related to the disposal of a business.

Fixed asset acquisitions were $390,000 during the first quarter of 1997 versus $494,000 for the same period last year. Intangible assets increased $1,879,000 from March 31, 1996 as a result of goodwill recorded as a part of acquisitions and a fee for a license agreement entered into by the Materials Handling segment. Normal amortization partially offset these increases. Other assets and notes receivable were up $278,000 over those of March 31, 1996 due to the addition of long-term lease receivables.

Long-term debt was $12,852,000 at March 31, 1997 compared with $10,768,000 and $11,303,000 at December 31, 1996 and March 31, 1996, respectively. The increase of $2,084,000 from year end was attributable to additional working capital needed during the first and second quarter as a result of increased sales. The $1,549,000 in debt added since March 31, 1996 resulted from increased working capital needs.

The increase in stockholders' equity of $435,000 from December 31, 1996 to March 31, 1997 was attributable to earnings and the contribution of treasury stock to the Savings and Investment Plan for company employees. These increases were partially offset by the payment of a cash dividend of $350,000 during the first quarter of 1997 and the cumulative translation adjustment. The $5,505,000 increase in stockholders' equity from March 31, 1996 to March 31, 1997 was due to earnings during the last three quarters of 1996 and the first quarter of 1997, to the exercise of stock options, to the contribution of stock to the Savings and Investment Plan for company employees and to a decrease in the cumulative translation adjustment. This was partially offset by the payment of cash dividends.

The Company received new orders of $33,389,000 during the first quarter of 1997 compared with $29,259,000 for the first quarter of 1996. The 14 percent increase was attributable to higher orders in the Materials Handling and Railway Products segments. The order backlog was $28,821,000 at March 31, 1997 compared with $20,885,000 and $23,012,000 at December 31, 1996 and March 31, 1996, respectively.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Adoption of SFAS is required for interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The effect of adopting SFAS 128 on the Company has not been determined but is not anticipated to be significant.



Liquidity

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994, and June 13, 1995. The amended agreement provides up to $15,300,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.
The Company does not have available lines of credit beyond its existing bank agreement and is prohibited by the agreement from making other borrowings.

The Company presently has a facility for sale or lease in Troy, New York. Due to economic conditions and other factors, the efforts to sell this property have not been successful. A property in Pittsburgh, Pennsylvania, has been leased on a long-term lease with an option to buy which has been exercised.

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support
anticipated growth.   The Company's working capital  ratios were 2.8,  2.6 and
2.5  to  1  at  March  31,  1997,  December  31,  1996  and  March  31,  1996,
respectively. At March 31, 1997, the Company had available $2,250,000 of unused credit under its loan agreement, plus cash and cash equivalents of $4,582,000. This compared with $4,350,000 and $4,075,000 of unused credit and $$,979,999 and $3,686,000 of cash and cash equivalents at December 31, 1996 and March 31, 1996, respectively.


                             II - OTHER INFORMATION
                             ----------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------


The Company held its Annual Meeting of Stockholders on April 23, 1997 ("Annual Meeting"). There were 4,373,552 shares of the Company's common stock issued and entitled to vote at the Annual Meeting. Proxies were solicited pursuant to the nominees of the Board of Directors of the Company.

At the Annual Meeting, Messrs. Frederick J. Mancheski and John F. McKeon were elected directors for three year terms and the votes cast were as follows:

                                                              Total Votes For
                                          Total Votes       Which Authority To
                                         For Election          Vote Withheld
                                         ------------       ------------------

Frederick J. Mancheski                     2,628,003               8,925
John F. McKeon                             2,632,928               4,800

Following the election, the Company's Board of Directors consisted of the following eight named individuals:

                   Name                             Expiration of Current Term
                   ----                             --------------------------

Albert Fried, Jr.                                               1998
L. L. White, Jr.                                                1998
Michael T. Yonker                                               1998
J. Grant Beadle                                                 1999
Frank T. MacInnis                                               1999
Arthur McSorley, Jr.                                            1999
Frederick J. Mancheski                                          2000
John F. McKeon                                                  2000


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits
          --------

     11 The Company's statement regarding computation of per share earnings.

     (b)  Reports on Form 8-K
          -------------------

     During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.





                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    PORTEC, Inc.
                                         ---------------------------------
                                                    Registrant

Date:  May 12, 1997                 By:  /s/ Nancy A. Kindl
                                         ---------------------------------
                                         Nancy A. Kindl
                                         Vice President, Treasurer, and
                                         Secretary and Chief Financial
                                         Officer







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