Form 10-Q
period 1997-06-30
PORTEC INC
filed 1997-08-13
CIK 79570

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY  REPORT UNDER SECTION 13  OR 15(d) OF  THE SECURITIES EXCHANGE
      ACT OF 1934.

For Quarterly Period Ended June 30, 1997, or

(   ) Transition  report pursuant  to Section  13 or  15(d) of  the Securities
      Exchange Act of 1934.

For the transition period from __________ to __________

Commission File No. 1-500

                                 PORTEC, Inc.
------------------------------------------------------------------------------
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

                               (847) 735-2800
------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

Former address:

------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

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

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at August 13, 1997 - 4,369,074.





                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1:  FINANCIAL STATEMENTS
-----------------------------

                   PORTEC, INC. CONSOLIDATED BALANCE SHEETS
           AS OF JUNE 30, 1997; DECEMBER 31, 1996; AND JUNE 30, 1996
                            (THOUSANDS OF DOLLARS)

                                   (Unaudited)                   (Unaudited)
                                     6/30/97      12/31/96          6/30/96
                                   -----------   -----------     -----------

CURRENT ASSETS
 Cash and cash equivalents         $     5,586   $     4,979     $     4,605
 Accounts and notes receivable,         16,699        14,816          16,932
  less allowances
 Inventories                            16,514        18,038          14,700
 Deferred income tax benefits            3,286         3,286             900
 Other current assets                      284           981             207
                                   -----------   -----------     -----------
  Total current assets                  42,369        42,100          37,344
                                   -----------   -----------     -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                      220           220             220
 Buildings and improvements             11,052        10,964          11,212
 Machinery and equipment                23,720        23,010          21,534
                                   -----------   -----------     -----------
                                        34,992        34,194          32,966
 Less accumulated depreciation         (20,688)      (19,651)        (18,735)
                                   -----------   -----------     -----------
  Total property, plant and equipment   14,304        14,543          14,231
                                   -----------   -----------     -----------

ASSETS HELD FOR SALE                     2,070         2,070           2,070
                                   -----------   -----------     -----------
INTANGIBLE ASSETS - NET                  5,019         4,922           3,413
                                   -----------   -----------     -----------
NOTES RECEIVABLE AND OTHER ASSETS        2,302         2,315           2,036
                                   -----------   -----------     -----------

  Total                            $    66,064   $    65,950     $    59,094
                                   ===========   ===========     ===========

CURRENT LIABILITIES
 Current portion of long-term debt $     2,142   $     3,246     $     1,046
 Accounts payable                        6,064         7,015           7,059
 Other accrued liabilities              10,338         9,058           9,353
                                   -----------   -----------     -----------
   Total current liabilities            18,544        19,319          17,458
                                   -----------   -----------     -----------

LONG-TERM DEBT                           7,544         7,568           7,591
                                   -----------   -----------     -----------

DEFERRED CREDITS
 Pensions                                1,868         1,868           1,923
 Deferred income tax                     1,220         1,365             -
 Other                                     628           844             637
                                   -----------   -----------     -----------
  Total deferred credits                 3,716         4,077           2,560
                                   -----------   -----------     -----------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,378,618
  4,373,596 and 4,333,176 shares,
  respectively                           4,379         4,374           4,333
 Additional capital                     46,908        46,841          46,629
 Cumulative translation adjustment        (227)          (99)           (764)
 Accumulated deficit                   (14,698)      (15,968)        (18,623)
                                   -----------   -----------     -----------
                                        36,362        35,148          31,575

 Treasury stock, 9,544, 16,421 and
 10,021, respectively, common shares
  at cost                                 (102)         (162)            (90)
                                   -----------   -----------     -----------
  Total stockholders' equity            36,260        34,986          31,485
                                   -----------   -----------     -----------

  Total                            $    66,064   $    65,950     $    59,094
                                   ===========   ===========     ===========

The accompanying notes are an integral part of these financial statements.


                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                                  FOR THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                            Three Months Ended 6/30               Six Months Ended 6/30
                                          ---------------------------           -------------------------
                                              1997           1996                   1997         1996
                                          ------------   ------------           -----------   -----------

Revenues
 Net sales                                $     28,661   $     28,592           $    53,431   $    55,876
 Other income (expense)                            (21)           (67)                  (33)         (137)
                                          ------------   ------------           -----------   -----------
   Total                                        28,640         28,525                53,398        55,739
                                          ------------   ------------           -----------   -----------

Costs and expenses
 Cost of goods sold                             20,436         20,309                38,080        39,925
 Selling, general and administrative             5,665          5,467                11,382        10,829
 Interest                                          188            198                   394           397
                                          ------------   ------------           -----------   -----------
  Total                                         26,289         25,974                49,856        51,151
                                          ------------   ------------           -----------   -----------



Income before income taxes                       2,351          2,551                 3,542         4,588
Income tax provision                               809            630                 1,219           694
                                          ------------   ------------           -----------   -----------




Net income                                $      1,542   $      1,921                 2,323         3,894
                                          ============   ============
Cash dividends paid or declared                                                      (1,053)          -
Accumulated deficit - beginning of year                                             (15,968)      (22,517)
                                                                                -----------   -----------
Accumulated deficit - end of period                                             $   (14,698)      (18,623)




Earnings per common share:                $        .34   $        .42           $       .51   $       .85
                                          ============   ============           ===========   ===========


Average number of shares outstanding         4,534,251      4,582,973             4,517,682     4,575,590






The accompanying notes are an integral part of these financial statements.









                                 PORTEC, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                6 MONTHS ENDED 6/30
                                               ---------------------

                                                  1997       1996
                                               ---------   ----------
Cash flows from Operating Activities:
 Net income                                    $   2,323   $    3,894
 Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization                 1,424        1,271
     Increase in receivables                      (1,807)      (3,802)
     Decrease in inventories                       1,590        3,277
     Decrease in other net assets
      and deferred charges                           687          819
     Loss (gain) on sale of assets                     8           (1)
     Decrease in deferred credits                   (361)         (37)
     Increase (decrease) in accounts payable
      and accruals                                   499         (457)
                                               ---------    ---------
     Net cash provided by operating
       activities                                  4,363        4,964
                                               ---------    ---------

Cash flows from Investing Activities:
 Capital expenditures                             (1,046)      (1,082)
 Acquisitions                                       (436)        (500)
 Proceeds from disposal of property,
  plant and equipment                                 14            6
                                               ---------    ---------
    Net cash used by investing
     activities                                   (1,468)      (1,576)
                                               ---------    ---------

Cash flows from Financing Activities:
 Net borrowing on revolving credit                (1,100)      (1,500)
 Payment on capitalized leases                       (28)         (26)
 Issuance of common stock                             19          -
 Purchase of treasury stock                         (371)        (168)
 Payment of cash dividends                          (700)         -
                                               ---------    ---------
   Net cash used by financing
    activities                                    (2,180)      (1,694)
                                               ---------    ---------


Effect of exchange rate change                      (108)        (566)
                                               ---------    ---------
Net increase in cash and
 cash equivalents                                    607        1,128
Cash and cash equivalents at
 beginning of year                                 4,979        3,477
                                               ---------    ---------

Cash and cash equivalents at
 end of period                                 $   5,586    $   4,605
                                               =========    =========

Interest paid                                  $     388    $     385
Income taxes paid                              $     514    $     359



The accompanying notes are an integral part of these financial statements.






                                 PORTEC, INC.
                 NOTES TO FINANCIAL STATEMENTS - JUNE 30, 1997
                            (THOUSANDS OF DOLLARS)





1.  Inventories at June 30, 1997; December 31, 1996; and June 30, 1996 were:

                                     (Unaudited)                   (Unaudited)
                                       6/30/97        12/31/96       6/30/96
                                     -----------     ----------    -----------

       Raw Materials and Supplies    $     6,204     $    6,361    $     5,018
       Work-in-Process                     3,489          3,468          3,422
       Finished Goods                      6,821          8,209          6,260
                                     -----------     ----------    -----------
                                     $    16,514     $   18,038    $    14,700
                                     ===========     ==========    ===========


2. Financial statements for the six months ended June 30, 1997 are subject to audit adjustments.


3. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented, and all of these adjustments were of a normal recurring nature. For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1996 Annual Report.

4. Certain amounts in the Consolidated Balance Sheets as of December 31, 1996 and June 30, 1996 have been reclassified to conform to those of June 30, 1997.






ITEM 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Results of Operation
--------------------
Second Quarter of 1997 Compared with
Second Quarter of 1996

Net sales of $28,661,000 for the quarter ended June 30, 1997 were virtually the same as the net sales of $28,592,000 for the same period in 1996. The Construction Equipment segment saw increased sales primarily due to a greater demand for sand washing equipment. Net sales of the Railway Products segment were up slightly as a result of improved volume in various track components. These increases were partially offset by a decrease in the Materials Handling segment resulting from the reduced number of capital investment projects in the recycling industry. Activity in specialty conveyors, including a large order for the U.S. Post Office, helped to cover some of the shortfall in the Materials Handling segment.

Net income of $1,542,000 for the second quarter of 1997 was 19.7 percent below the net income of $1,921,000 for the same period in 1996. The operating profit of the Materials Handling and Railway Products segments were only slightly below that of last year due to changes in product mix or volume. The Construction Equipment segment experienced lower operating profits in the second quarter compared with 1996 due to increased manufacturing overhead spending related to labor and other payroll expenses. In addition, selling, general and administrative expenses at the Construction Equipment segment were up as a result of an increase in group insurance and bad debt expense. The provision for income tax was $179,000 greater in the second quarter of 1997 compared with the same period last year as the Company no longer has a domestic tax loss carryforward to be used.
Selling, general and administrative
expenses during the second quarter of 1997 increased from $5,467,000 for the same period last year to $5,665,000. The primary reason for the increase was an increase in the Company's group insurance expense as well as bad debt expense.



Results of Operations
---------------------
First Six Months of 1997 Compared with
First Six Months of 1996

Net sales and corresponding net income were $53,431,000 and $2,323,000, respectively, for the six months ended June 30, 1997, compared with net sales of $55,876,000 and net income of $3,894,000 for the first six months of 1996. The Materials Handling and Railway Products segments both experienced lower net sales during the first half of 1997. In the Materials Handling segment, the shortfall in sales of recycling equipment was partially offset by increased activity in specialty conveyors. The decreased demand for heavy-duty tie-down equipment continued to effect the Railway Products segment. Increased sales in the traditional Kolberg and Pioneer product lines of the Construction Equipment segment more than offset a decrease in sales of environmental and Innovator products.

The decrease in the net income for the six month period ended June 30, 1997 versus the same period last year reflected the decreased volume and the higher selling, general and administrative expense in addition to an increase in the tax provision of $525,000. The change in the tax provision reflected taxes on all domestic earnings in 1997 versus the recognition of tax loss carryforward benefits for a portion of 1996 domestic earnings.

Current assets were $42,369,000 at June 30, 1997 compared with $42,100,000 at December 31, 1996 and $37,344,000 as June 30, 1996. The increase in cash of $607,000 and $981,000 from December 31, 1996 and June 30, 1996, respectively, was due to cash generated from operations. Accounts receivable increased $1,883,000 from December 31, 1996 due to increased sales during the second quarter of 1997 versus the fourth quarter of 1996. Inventories were down from December 31, 1996 by $1,524,000 primarily due to reduced Canadian inventory in anticipation of their lower seasonal sales. The $1,814,000 increase in inventory from June 30, 1996 reflected the increased backlog of orders at June 30, 1997. Deferred income tax benefits were up $2,386,000 from the $900,000 recorded at June 30, 1996 as a result of a reduction in the valuation allowance and a reclassification of tax attributes. The decrease of $697,000 in other current assets related to the collection of taxes receivable and changes in various prepaid accounts.

Fixed asset expenditures were $1,046,000 during the first half of 1997 versus $1,082,000 during the same period last year. Depreciation and amortization was up $153,000 over that of last year. Intangible assets increased $1,606,000 from June 30, 1996 as a result of goodwill recorded as a part of acquisitions and a fee for a license agreement entered into by the Materials Handling segment. Normal amortization partially offset these increases. Notes receivable and other assets were up $266,000 over those of June 30, 1996 due to the addition of long-term lease receivables.

The increase in the current portion of long-term debt of $1,096,000 from June 30, 1996 and the decrease in the same of $1,104,000 from December 31, 1996 reflected the change in working capital needs. Long-term debt was reclassified in the Consolidated Balance Sheets of December 31, 1996 and June 30, 1996 to conform to the classification of the Consolidated Balance Sheet of June 30, 1997. Accounts payable were down from both December 31, 1996 and June 30, 1996 as a result of lower inventory purchases. Other current liabilities were up $1,280,000 and $985,000 from December 31, 1996 and June 30, 1996, respectively, due to increased income taxes payable and dividends payable.

The increase in stockholders' equity of $1,274,000 from December 31, 1996 to June 30, 1997 was attributable to earnings during the first half of 1997, to the exercise of stock options, and to the contribution of stock to the Savings and Investment Plan for company employees. These increases were partially offset by the payment of cash dividends and the change in cumulative translation adjustment. The $4,775,000 increase in stockholders' equity from June 30, 1996 to June 30, 1997 was due to earnings during the last half of 1996 and the first half of 1997, to the exercise of stock options, to the contribution of stock to the Savings and Investment Plan for company employees and to the change in cumulative translation adjustment. These increases were partially offset by the payment of cash dividends and the purchase of treasury stock.

The Company received new orders of $23,442,000 during the second quarter of 1997 compared with $24,104,000 for the second quarter of 1996. The 3 percent decrease was attributable to significant reductions in bookings for recycling equipment and load securement equipment as well as construction equipment. The order backlog was $22,876,000 at June 30, 1997 compared with $20,885,000 and $17,698,000 at December 31, 1996 and June 30, 1996, respectively.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Adoption of SFAS is required for interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company has determined that the effect of adopting SFAS 128 will not be significant.


Liquidity
---------

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994, June 13, 1995 and June 2, 1997. The amended agreement provides up to $17,000,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

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

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support anticipated growth. The Company's working capital ratios were 2.3, 2.2 and
2.1 to 1 at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. At June 30, 1997, the Company had available $7,150,000 of unused credit under the loan agreement, plus cash and cash equivalents of $5,586,000. This compared with $4,350,000 and $6,775,000 of unused credit and $4,979,000 and $4,605,000 of cash and cash equivalents at December 31, 1996 and June 30, 1996, respectively.


                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 5.  ACQUISITION
--------------------

In April, 1997, PORTEC (U.K.) Ltd., a wholly-owned United Kingdom subsidiary of the Company, acquired the assets of Whitehough Engineering Limited (WECO), a small United Kingdom manufacturer and marketer of lubricator equipment for the railroad industry, for approximately $175. The acquisition was accounted for as a purchase.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits:
          ---------

          11 The Company's statement regarding computation of per share earnings.

      (b) Reports on Form 8-K
          -------------------

          During the quarter ended June 30, 1997, the Company did not file any reports on Form 8-K.





                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        PORTEC, Inc.
                                              ------------------------------
                                                         Registrant


Dated:  August 13, 1997                       By: /s/ Nancy A. Kindl
                                                  --------------------------
                                                  Nancy A. Kindl
                                                  Vice President, Treasurer,
                                                  Secretary and Chief Financial
                                                  Officer







                                 EXHIBIT INDEX
                                 -------------
                                                                   Page No.
                                                                     Within
                                                                 Sequential
                                                                  Numbering
                                                                  System of
Exhibit                          Description                        Exhibit
-------                          -----------                        -------

  11                   Registrant's statement regarding
                       computation of per share earnings.                12