Form 10-Q
period 1997-09-30
PORTEC INC
filed 1997-11-14
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

(Mark One)

( X ) QUARTERLY  REPORT UNDER SECTION 13  OR 15(d) OF  THE SECURITIES EXCHANGE
      ACT OF 1934.

For Quarterly Period Ended September 30, 1997, or

(   ) Transition  report pursuant  to Section  13 or  15(d) of  the Securities
      Exchange Act of 1934.

For the transition period from __________ to __________

Commission File No. 1-500

                                    PORTEC, Inc.
------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

      Delaware                                              36-1637250
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Hundred Field Drive, Suite 120, Lake Forest, Illinois     60045
------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                    (847) 735-2800
------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report).

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

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at November 14, 1997 - 4,401,174.







                                    PART I
                                    ------
                             FINANCIAL INFORMATION
                             ---------------------

ITEM 1:  FINANCIAL STATEMENTS


                    PORTEC, INC. CONSOLIDATED BALANCE SHEET
      AS OF SEPTEMBER 30, 1997; DECEMBER 31, 1996; AND SEPTEMBER 30, 1996
                            (THOUSANDS OF DOLLARS)

                                      (Unaudited)               (Unaudited)
                                       9/30/97      12/31/96      9/30/96
                                      ---------     --------     --------

CURRENT ASSETS
 Cash and cash equivalents            $   4,614     $  4,979     $  5,400
 Accounts and notes receivable,           4,368       14,816       16,468
  less allowances
 Inventories                              2,972       18,038       15,361
 Deferred income tax benefits             3,286        3,286        1,100
 Other current assets                       193          981          801
 Net assets of discontinued operations   34,959            0            0
                                      ---------     --------     --------
Total current assets                     50,392       42,100       39,130
                                      ---------     --------     --------

PROPERTY, PLANT AND EQUIPMENT, AT COST
 Land                                        43          220          220
 Buildings and improvements               2,999       10,964       11,333
 Machinery and equipment                  4,648       23,010       22,080
                                      ---------     --------     --------
                                          7,690       34,194       33,633
 Less accumulated depreciation           (3,766)     (19,651)     (19,353)
                                      ---------     --------     --------
  Total property, plant and equipment     3,924       14,543       14,280
                                      ---------     --------     --------

ASSETS HELD FOR SALE                          0        2,070        2,070
                                      ---------     --------     --------
INTANGIBLE ASSETS - NET                   2,732        4,922        3,687
                                      ---------     --------     --------
NOTES RECEIVABLE AND OTHER ASSETS           429        2,315        3,038
                                      ---------     --------     --------

  Total                               $  57,477     $ 65,950     $ 62,205
                                      =========     ========     ========

CURRENT LIABILITIES
 Current portion of long-term debt    $   7,900     $  3,246     $  5,546
 Accounts payable                           406        7,015        5,583
 Other accrued liabilities                7,793        9,058        7,964
                                      ---------     --------     --------
   Total current liabilities             16,099       19,319       19,093
                                      ---------     --------     --------

LONG-TERM DEBT                                0        7,568        7,580
                                      ---------     --------     --------

DEFERRED CREDITS
 Pensions                                 1,868        1,868        1,923
 Deferred income tax                      1,220        1,365            0
 Other                                      338          844          677
                                      ---------     --------     --------
  Total deferred credits                  3,426        4,077        2,600
                                      ---------     --------     --------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value; authorized
  10,000,000 shares; issued 4,410,718
  4,373,596 and 4,335,596 shares          4,411        4,374        4,336
 Additional capital                      47,144       46,841       46,662
 Cumulative translation adjustment            0          (99)        (361)
 Accumulated deficit                    (13,501)     (15,968)     (17,615)
                                      ---------     --------     --------
                                         38,054       35,148       33,022
 Treasury stock, 9,544, 16,421 and
  10,021 common shares at cost             (102)        (162)         (90)
                                      ---------     --------     --------

  Total stockholders' equity             37,952       34,986       32,932
                                      ---------     --------     --------

  Total                               $  57,477     $ 65,950     $ 62,205
                                      =========     ========     ========

The accompanying notes are an integral part of these financial statements.


                                                           PORTEC, INC.
                                     CONSOLIDATED STATEMENT OF INCOME AND ACCUMULATED DEFICIT
                             FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                           (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)


                                            Three Months Ended 9/30      Nine Months Ended 9/30
                                           --------------------------   ------------------------

                                              1997            1996         1997          1996
                                           ----------      ----------   ----------    ----------

Revenues
 Net sales                                 $    7,096      $    5,617   $   19,261    $   19,975
Other income                                        6              15           41            37
                                           ----------      ----------   ----------    ----------
   Total                                        7,102           5,632       19,302        20,012
                                           ----------      ----------   ----------    ----------

Costs and expenses
 Cost of goods sold                             4,294           3,323        11,244       12,530
 Selling, general and administrative            2,072           1,713         6,331        5,711
 Interest                                         144             209           533          589
                                           ----------      ----------   -----------   ----------
  Total                                         6,510           5,245        18,108       18,830
                                           ----------      ----------   -----------   ----------

Income from continuing operations
 before provision for income tax                  592             387         1,194        1,182
Income tax provision                              237               -           485           94
                                           ----------      ----------   -----------   ----------

Net income from continuing operations             355             387           709        1,088
Income from discontinued operations,
 net of income taxes                              842             621         2,811        3,814
                                           ----------      ----------   -----------   ----------

Net income                                      1,197           1,008         3,520        4,902
Cash dividends paid                                 -               -        (1,053)           -
Accumulated deficit - beginning of period     (14,698)        (18,623)      (15,968)     (22,517)
                                           ----------     -----------   -----------   ----------
Accumulated deficit - end of period           (13,501)        (17,615)      (13,501)     (17,615)
                                           ==========     ===========   ===========   ==========


Earnings Per Share

------------------
Net income from continuing operations           $0.08           $0.08         $0.16        $0.24
                                                -----           -----         -----        -----

Income from discontinued operations,
 net of income taxes                            $0.18           $0.14         $0.62        $0.83
                                                -----           -----         -----        -----

Net Income                                      $0.26           $0.22         $0.78        $1.07
                                                =====           =====         =====        =====

Dividends per common share                      $   -           $   -         $0.24        $   -
                                                =====           =====         =====        =====

Average Common Shares outstanding           4,558,289       4,574,739     4,531,271    4,575,311
                                            =========       =========     =========    =========



The accompanying notes are an integral part of these financial statements.






                                 PORTEC, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                        9 MONTHS ENDED 9/30
                                                       ----------------------

                                                         1997          1996
                                                       --------      --------
Cash flows from Continuing Operating Activities:
  Net income from continuing operations                $    709      $  1,088
  Adjustments to reconcile net income from continuing
   operations to net cash provided by operating
   activities of continuing operations:
     Depreciation and amortization                          552           452
     Decrease (increase) in receivables                    (334)          111
     Increase in inventories                               (121)          (29)
     Decrease (increase) in other net assets
      and deferred charges                                  201          (506)
     Increase (decrease) in deferred credits               (506)          154
     Increase (decrease) in accounts payable
      and accruals                                          654        (1,507)
                                                       --------      --------
     Net cash provided (used) by operating
      activities of continuing operations                 1,155          (237)
                                                       --------      --------

Cash flows from Investing Activities of Continuing
 Operations:
   Acquisitions                                           (200)          (500)
   Capital expenditures                                   (615)          (619)
   Proceeds from disposal of property,
    plant and equipment                                      3              2
                                                       -------       --------
      Net cash used by investing
       activities of continuing operations                (812)        (1,117)
                                                       -------       --------

Cash flows from Financing Activities of Continuing
 Operations:
   Net borrowing (repayment) of revolving credit
    agreement                                           (2,800)         3,000
   Issuance of common stock                                189             16
   Payment of cash dividend                             (1,053)             -
   Receipt of cash dividend                              1,085              -
   Purchase of treasury stock                             (371)          (168)
                                                       -------       --------
     Net cash provided (used) by financing
      activities of continuing operations               (2,950)         2,848
                                                       -------       --------


Cash flow from discontinued operations                   2,242            429
                                                       -------       --------
Net increase (decrease) in cash and
 cash equivalents                                         (365)         1,923
Cash and cash equivalents at beginning of year           4,979          3,477
                                                       -------       --------

Cash and cash equivalents at end of period             $ 4,614       $  5,400
                                                       =======       ========



The accompanying notes are an integral part of these financial statements.






                                 PORTEC, INC.
               NOTES TO FINANCIAL STATEMENT - SEPTEMBER 30, 1997
                            (THOUSANDS OF DOLLARS)





1. Financial statements for the nine months ended September 30, 1997 are subject to audit adjustments.

2. On October 16, 1997, the Company entered into a definitive agreement to sell the net assets of its Construction Equipment segment to Astec Industries, Inc. and on November 6, 1997 a definitive agreement was entered into by the Company for the sale of the net assets of its Railway Products segment to Rail Products Acquisition, Corp. Net sales of these two segments for the quarters ended September 30, 1997 and September 30, 1996 were $18,721 and $15,390, respectively. For the nine months ended September 30, 1997, net sales of the Construction Equipment and Railway Products segments were $59,987 compared with $56,907 for the same period last year.

    The book value of the assets and liabilities of the Construction Equipment and the Railway Products segment to be sold are included in the accompanying September 30, 1997 consolidated balance sheet in net assets of discontinued operations and consist of the following:

            Receivables                                            $12,926
            Inventory                                               13,533
            Net property, plant and equipment                       12,453
            Intangibles and deferred charges                         3,073
            Other                                                      504
                                                                   -------
               Total Assets                                        $42,489
            Liabilities                                              7,530
                                                                   -------
               Net Assets of Discontinued Operations               $34,959
                                                                   =======

    Both agreements are subject to adjustments for certain changes in the balance sheet as of the date of close. It is anticipated that these transactions will be consumated during the fourth quarter of 1997, and that a gain will be realized on the transactions.

3. Inventories at September 30, 1997; December 31, 1996; and September 30, 1996 were:


                                         9/30/97      12/31/96     9/30/96
                                         -------      --------     -------

          Raw Materials and Supplies     $ 1,720      $  6,361     $ 5,131
          Work-in-Process                    958         3,468       3,601
          Finished Goods                     294         8,209       6,629
                                         -------      --------     -------
                                         $ 2,972      $ 18,038     $15,361
                                         =======      ========     =======



4. The accompanying financial statements reflect all adjustments which were, in the opinion of management, necessary to a fair statement of the results for the period presented, and all of these adjustments were of a normal recurring nature. For full disclosure of significant accounting policies, see Note 1 of the PORTEC, Inc. 1996 Annual Report.

5. Certain amounts in the Consolidated Balance Sheets as of December 31, 1996 and September 30, 1996 have been reclassified to conform to those of September 30, 1997.




ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            -------------------------------------------------


Results of Continuing Operations
Third Quarter of 1997 Compared with
Third Quarter of 1996
-----------------------------------

Net sales were $7,096,000 for the quarter ended September 30, 1997 or 26 percent above the net sales of $5,617,000 for the quarter ended September 30, 1996. The increase in sales was due to continued strong performance in the traditional power turn products and the addition of subcontract work on a U.S. post office project.

While income before tax from continuing operations for the three months ended September 30, 1997 was up $205,000 over prior year, the net income from continuing operations was down $32,000 from the 1997 comparable net income of $387,000. The tax provision in the third quarter of 1997 was $237,000 compared with zero in the same period last year, reflecting the 1996 utilization of all remaining tax loss carryforward.

For the third quarter of 1997, gross margins were down as a percent of sales from the prior period due to changes in product mix. Selling, general and administrative expense was 29 percent of sales as compared with 30 percent in the prior year and interest expense was down for the quarter ended September 30, 1997 due to a reduction in the debt.


Results of Continuing Operations
First Nine Months of 1997 Compared with
First Nine Months of 1996
---------------------------------------

Net sales and the corresponding net income from continuing operations for the nine months ended September 30, 1997 were $19,261,000 and $709,000, respectively, compared with net sales of $19,975,000 and net income from continuing operations of $1,088,000 for the first nine months of 1996. Sales for the period were 4 percent below the prior year due to a significant decrease in shipments of recycling equipment. A substantial portion of these decreased sales were offset by increased sales of the traditional power turns and by postal project work. Net income from continuing operations was down from the prior year due to an increase in the tax provision of $391,000 since the Company no longer has tax loss carryforward available. Gross margins were improved and interest expense was reduced for the nine months ended September 30, 1997 while selling, general and administrative expense was up over the same period last year.

The significant reduction in property, plant and equipment, intangible assets, notes receivable and current liabilities was due to the signing of definitive agreements to sell the Construction Equipment and Rail Products segments of the Company. The net assets to be sold are included in the September 30, 1997 consolidated balance sheet as Net assets of discontinued operations. (See
Item 5. Dispositions for details of these transactions.)

Accounts receivable from continuing operations increased $463,000 from September 30, 1996 due to increased sales volume in the third quarter. Other current assets decreased from December 31, 1996 as a result of lower prepaid insurance.

Fixed asset acquisitions by continuing operations were $615,000 during the first nine months of 1997 versus $619,000 during the same period last year. Depreciation and amortization for continuing operations of $552,000 was up $100,000 over that of last year. Goodwill of $200,000 was recorded as a result of the payment of an earnout on the Countec acquisition.

Current liabilities of the continuing operations were up $5,891,000 and $5,732,000 from December 31, 1996 and September 30, 1996, respectively, due to the reclassification of long term debt to current debt partially offset by decreases in accounts payable and accrued expenses. Long-term debt was reclassified in the Consolidated Balance Sheets of December 31, 1996 and September 30, 1996 to conform to the classification of the Consolidated Balance Sheet of September 31, 1997. Deferred credits were down from December 31, 1996 due to lower deferred income taxes and the reclassification of a $300,000 note payable to short term debt.

The increase in stockholders' equity of $2,657,000 from December 31, 1996 to September 30, 1997 was attributable to net income and the exercise of stock options. These were partially offset by the payment of cash dividends of 8 cents per quarter for the first three quarters of 1997. The $4,711,000 increase in stockholders' equity from September 30, 1996 to September 30, 1997 was due to net income during the last quarter of 1996 and the first three quarters of 1997 and the exercise of stock options. The payment of cash dividends of 8 cents per quarter for the last quarter of 1996 and the first three quarters of 1997 partially offset the above increase.

The Company received new orders of $6,249,000 during the third quarter of 1997 compared with $4,929,000 for the third quarter of 1996. The 27 percent increase was attributable to a significant increase in bookings in the power turn business as well as automated guidance business. The order backlog was $8,827,000 at September 30, 1997 compared with $6,413,000 and $7,783,000 at
December 31, 1996 and September 30, 1996, respectively.

In February 1997, the FASB issued SFAS NO. 128, "Earnings per Share." SFAS No. 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Adoption of SFAS 128 is required from interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company has determined that the effect of adopting SFAS 128 will not be significant.


Liquidity
---------

On February 12, 1993, the Company entered into a credit agreement with a bank which was amended on April 26, 1994, June 13, 1995 and June 2, 1997. The amended agreement provides up to $17,000,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness. The Company does not have available lines of credit beyond its existing bank agreement.

Due to the seasonal fluctuation in the Company's working capital needs and the limitations on borrowing, the Company continues to exert careful cash controls. However, management believes its existing line of credit, proceeds from the sale of the Construction Equipment and Rail Products segments and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions. The Company's working capital ratios were 3.1, 2.2 and 2.0 to 1 at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. At September 30, 1997, the Company had available $8,849,000 of unused credit under its loan agreement, plus cash and cash equivalents of $4,614,000. This compared with $4,350,000 and $2,050,000 of unused credit and $4,979,000 and $5,400,000 of cash and cash equivalents at December 31, 1996 and September 30, 1996, respectively.


                          PART 11 - OTHER INFORMATION
                          ---------------------------


ITEM 5.   DISPOSITION
---------------------

On October 16, 1997, the Company announced that it had entered into a definitive agreement to sell the net assets of the Construction Equipment segment of the business to Astec Industries, Inc. and on November 6, 1997 announced that it had entered into a definitive agreement to sell the net assets of the Railway Products segment to Rail Products Acquisition, Corp.
It further announced that the Company had engaged the services of Wasserstein Perella & Co. to assist it in evaluating strategic alternatives, including, among others, the sale of its remaining business in Materials Handling or continuation as a public company. No decision has yet been made as to the alternatives to be pursued.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)  Exhibits:
           ---------

           11 The Company's statement regarding computation of per share earnings.

      (b)  Reports on Form 8-K
           -------------------

           During the quarter ended September 30, 1997, the Company did not file any reports on Form 8-K.




                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PORTEC, Inc.
                                   -------------------------------------
                                                Registrant


Dated:  November 14, 1997          By: /s/ Nancy A. Kindl
                                       ---------------------------------
                                       Nancy A. Kindl
                                       Vice President, Treasurer,
                                       Secretary and Chief Financial
                                       Officer





                              EXHIBIT INDEX
                              -------------


                                                                     Page No.
                                                                       Within
                                                                   Sequential
                                                                    Numbering
                                                                    System of
                                                                      Exhibit
                                                                      -------

Exhibit                            Description
-------                            -----------

  11                Registrant's statement regarding                       11
                    computation of per share earnings.