Form 10-K405
period 1997-12-31
PORTEC INC
filed 1998-03-31
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
 (Mark One)

( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

          For the fiscal year ended December 31, 1997 or

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

[X] Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 25, 1998, 4,454,813 shares of Registrant's common stock were issued and outstanding and the aggregate market value of shares (based upon the closing price for such shares shown on the Composite Tape on that date) held by non-affiliates of Registrant was approximately $69,050,000. For this purpose, non-affiliates are deemed to be all stockholders other than directors and officers of the Registrant.





                                     PART I



Item 1.  Description Of Business.
    (a)  General Development Of Business.

     Registrant (hereinafter referred to as the "Company") was incorporated in Delaware in 1928 as Poor & Company, combining the businesses of several companies which supplied the railroad industry with a line of track components and equipment and supplied other industries with steel forgings. Since then, the Company has changed the scope of its operations through internal development, acquisitions and dispositions to include the manufacture and sale of materials handling equipment. The Company's name was changed to PORTEC, Inc. in 1968.

     On June 2, 1997, the Company executed an amendment to its Credit Agreement ("Credit Agreement") with the American National Bank and Trust Company of Chicago which provides the Company with a revolving credit facility. None of the Company's assets were required to be pledged as security under the amended Credit Agreement. For additional information on the Credit Agreement and Credit Authorization see Note 7 of the Notes to Consolidated Financial Statements appearing on page 34.

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

     In early 1997, the Company began a comprehensive examination of its three then current businesses in an effort to identify strategic alternatives to increase stockholder value. In December 1997, the Company sold the assets of its Construction Equipment segment for cash and the assumption of substantially all the related liabilities. The Construction Equipment segment was headquartered in Yankton, South Dakota. A portion of the cash proceeds was used to reduce the Company's outstanding bank debt.

     Also in December 1997, the Company sold the assets of its Railroad Products segment for cash and the assumption of substantially all the related liabilities. The Railroad Products segment included four business units: The Railway Maintenance Products Division in Pittsburgh, Pennsylvania; the Shipping Systems Division in Oak Brook, Illinois; Portec, Ltd. in Lachine, Quebec; and Portec (U.K.) Ltd. located in North Wales.

     In March 1998, the Company announced an agreement to merge with MHD Acquisition Corp. The merger is subject to stockholders approval, and a special meeting of stockholders is scheduled to be held in the second quarter of 1998.

     (b)  Financial Information About Industry Segments.

     Not required.

     (c)  Narrative Description Of Business.

     (i)  Description  Of Business,  Products  And Markets.   Portec's  business
includes three business divisions in the materials handling industry. The Flomaster Division and the Pathfinder Division are located in Canon City, Colorado and the Countec Division is in Des Moines, Iowa.

     The Flomaster Division produces and sells specialty belt conveyor components such as belt power turns and spiral belt conveyors used to transport material through turns and from one elevation to another. Markets served include: baggage and package handling; warehousing and distribution; food and pharmaceuticals; and printing. The products are sold direct or through representatives to original equipment manufacturers (OEMs)and end-users.

     Electronic wire guidance for lift trucks, produced and sold by the Pathfinder Division, allows automatic steering of manned and unmanned lift trucks. The products are sold direct and through representatives to OEMs and end-users to the warehousing, distribution, hospital and general industries.

     The Countec Division provides conveyor systems to municipal and private materials recycling facilities for the handling and sortation of solid waste. Sales are direct and through representatives to end-users.

     (ii) Announced New Products Or Segments Of Material Importance. The Company regularly makes improvements to its existing products and develops new products. However, during 1997 these activities did not require the investment of a material amount of the assets of the Company and this practice is expected to continue in 1998.

     (iii) Sources And Availability Of Materials. Steel and steel fabrications are the principal materials used in the Company's products. There are a large number of domestic and foreign suppliers of these materials.

     (iv) Patents, Trademarks And Licenses. The Company owns a number of patents, trademarks and licenses applicable to each of its business units and considers them, in the aggregate, to be of competitive importance. However, the Company does not consider that any single patent, trademark or license or group of patents, trademarks or licenses is of such importance that its or their loss would materially affect the Company's business as a whole.

     (v) Seasonality Of Business. The demand for the Company's products is not subject to seasonal fluctuations.

     (vi)   Working  Capital.   The Company's  working capital  requirements are
consistent with those of other industrial companies with which it is in competition. The Company had current ratios of 4.2, 2.7 and 2.1 to 1 at December 31, 1997, 1996 and 1995, respectively.

     (vii) Principal Customers Of Business. The Company's business is not dependent upon a single customer. In 1997, the Flomaster Division was a subcontractor to Lockheed Martin on a postal project and sales to this customer accounted for more than 10% of the Company's consolidated revenues.

     (viii) Backlog Of Orders. The Company's backlog of orders for continuing operations at December 31, 1997, was $9,325,000, compared with backlog at December 31, 1996, of $6,413,000. The backlog at December 31, 1997, is believed to be firm and 100% is deliverable in 1998. Orders received in 1997 were $28,903,000, a 15% increase from $25,201,000 in orders received in 1996.

     (ix) Government Contracts. The Company provides goods to various branches or departments of the United States Government. During 1997, the Flomaster Division was a subcontractor on a large postal project which represented more than 10% of the Company's consolidated revenues. Other government sales are routine in nature and do not comprise a significant amount of the Company's business.

     (x) Competitive Conditions. The markets in which the Company sells its products are highly competitive in the areas of price, delivery, service, warranty and product performance. The Company competes with several different companies, some of which are larger and have greater financial resources.

     (xi) Research And Development. The Company estimates research expenditures for continuing operations related to the development of new products and improvements of existing products were $57,000, $110,000 and $45,000 for the years 1997, 1996 and 1995, respectively. Customer-sponsored research activities were not material in those years.

     (xii) Environment Expenditures. Compliance with federal, state and local laws relating to the discharge of materials into the environment or otherwise relating to the protection of the environment did not have a material effect upon capital expenditures, earnings or competitive position of the Company in 1997 and are not expected to have a material effect on 1998 results.

  (xiii) Number Of Employees.  The number of persons employed  by the Company
as of December 31,  1997, was 212 compared with  671 at December 31, 1996.   The
decrease was principally attributable to the sales of the Company's Construction Equipment and Railroad Products segments.

     (d) Financial Information Exports Sales.

     All of the Company's continuing operations are in domestic jurisdictions. Export sales in 1997 were $1,595,000 as compared with $911,000 and $3,308,000 in 1996 and 1995, respectively.

Item 2.  Properties.

     The Company's principal operations are conducted at the designated properties listed below. The buildings on these properties are of various ages and construction, generally considered satisfactorily maintained and suitable for the Company's operations and, except as otherwise indicated, are owned by the Company.


United States Properties:

                    Approx.
Business            Sq. Ft.
Location            of Bldg.            Description


Lake Forest, Illinois              3,200     Principal  corporate office  of the
Company occupied
                              under lease expiring October 21, 1999.

Canon City, Colorado         61,000     Flomaster   and  Pathfinder   Divisions'
production
                              facility (owned facility).

Canon City, Colorado         22,000    Flomaster   Division's   production
facility occupied
                              under lease expiring October 1998.

Canon City, Colorado         91,800     Material   Handling   Group's  principal
office and
                              production facility (owned facility).

Des Moines, Iowa              5,000     Countec  Division's   principal  offices
occupied
                              under lease expiring October 1999.



Item 3.  Legal Proceedings.

     There are various lawsuits and claims pending against the Company. In the opinion of management, any liabilities that may result from such lawsuits and claims will not materially affect the consolidated financial position of the Company.


Item 4.  Submission Of Matters To A Vote Of Security Holders.

     During the fourth quarter of 1997, there were no matters submitted to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                              PART II
Item  5.   Market  For  The Registrant's  Common  Stock And  Related Stockholder
Matters.

     (a)   Principal  Markets.   The principal  markets on  which the  Company's
common stock  is traded  are the:   New  York Stock  Exchange and  Chicago Stock
Exchange.

     (b)  Approximate  Number of Holders of Common Stock.   Based on information
provided by the Company's stock transfer agent, the number of holders of record of the Company's common stock as of March 25, 1998 was 1,085.

     (c) Stock Prices and Dividend Information. The information contained in the Section entitled "Quarterly Stock & Dividend Information" appearing on page 44 presents for the years 1997 and 1996 quarterly high and low prices of the Company's common stock. During the fourth quarter of 1996, the Company resumed paying quarterly cash dividends at the rate of 8 cents per share of common stock. The first quarterly dividend was paid on December 16, 1996. During 1997, cash dividends of 8 cents per common share were paid in each of the four quarters. The closing price for shares of common stock on the Composite Tape on March 25, 1998 was $15.50.

     The Company's Credit Agreement with American National Bank and Trust Company of Chicago limits the Company's right to pay cash dividends to an amount not to exceed 50% of the cumulative consolidated net income of the Company and its subsidiaries earned in the preceding fiscal year of the Company. This limitation has not affected the Company's quarterly cash dividend of 8 cents per share of common stock. In addition, the Company's merger agreement with MHD Acquisition Corp. prohibits the payment of dividends without MHD's consent through July 31, 1998.

Item 6.  Selected Financial Data.

FIVE-YEAR SUMMARY(1)
    For Years Ended December 31
                                                       1997        1996         1995        1994         1993
INCOME AND OPERATING DATA(2)
Net sales                                           $ 25,521     $ 27,217    $ 24,755     $ 16,943    $ 12,394
Cost of products sold                                 14,631       17,110      15,784        9,555       6,457
Selling, general and administrative expense            7,935        5,856       5,716        6,589       6,241
Depreciation and amortization                            703          606         464          390         270
Other income, net                                        234          130         455        1,201          62
Interest expense                                         635          788       8,051          527         641
Income from continuing operations before
 provision for taxes                                   1,851        2,987       2,441        4,007      <1,153>
Income tax provision (benefit)                           679         (596)        177           86        (172)
Income <Loss> from continuing operations               1,172        3,583       2,264          314        <981>
Income from discontinued operations, net of tax        2,866        3,308         634        6,511       5,677
Gain on disposal of discontinued operations,
 net of tax                                           11,263           -            -           -            -
Net income                                            15,301        6,891       2,898        6,825       4,696

FINANCIAL DATA
Working capital                                     $ 43,702     $ 25,713    $ 19,375     $ 12,797    $  8,554
Property, plant and equipment-net                      3,918       14,543      14,171       13,372      12,129
Total assets                                          64,458       66,218      57,818       57,522      42,478
Long-term debt                                             -       10,768      10,117        7,623       5,277
Stockholders' equity                                  49,516       34,986      28,028       24,959      17,744
Average common shares outstanding                  4,376,963    4,329,761   4,296,466    4,262,728   4,059,034
Average common shares and common equivalent
 shares outstanding                                4,539,301    4,576,358   4,596,469    4,572,468   4,464,937


PER SHARE OF COMMON STOCK (3)
Net income
 Basic                                              $   3.50    $   1.59     $    .68    $   1.60     $1.16
 Diluted                                                3.37        1.50          .63        1.49      1.05
Stockholders' equity-end of year                       11.31         8.00        6.47        5.83      4.19

Number of employees                                      212          671         637         779       619
Number of stockholders                                 1,085        1,168       1,262       1,335     1,412

(1)  Dollars  in thousands  except per  share data,  number of  stockholders, average number  of shares  outstanding and  number of employees.
(2)  Adjusted to reflect continued operations.
(3)  Adjusted retroactively for 10% stock dividends paid in December 1993 and 1994.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Management's discussion and analysis of the Company's financial condition and results of continuing operations consists of the Company's Consolidated Financial Statements and notes thereto on pages 27 through 43 and the following information:




RESULTS OF OPERATIONS
1997 COMPARED WITH 1996

In early 1997, the Company began a comprehensive examination of its three then current businesses in an effort to identify strategic alternatives to increase stockholder value. The company sold two of its business segments in 1997.

In March 1998, the Company announced an agreement to merge with MHD Acquisition Corp. The merger is subject to stockholder approval, and a special meeting of stockholders is scheduled to be held in the second quarter of 1998.

Net sales from continuing operations for the year 1997 were $25,521,000, a decrease of 6% from sales of $27,217,000 in 1996. A significant sales increase attributable to the traditional belt conveyor product lines and postal project work was more than offset by lower sales in recycling conveyors and systems. The market for recycling equipment continues to be weak due to low prices for recycled commodities. Export sales represented 6% of total net sales.

Net income from continuing operations for 1997 was $1,172,000 compared with net income of $3,583,000 for 1996. During 1997, the Company had an effective tax rate of 37% compared with a significant tax benefit in 1996. Gross margins were higher in 1997 as compared with 1996 despite lower sales volume, but higher selling, general and administrative expense more than offset the improvement.

The costs of products sold, exclusive of depreciation and amortization, was 57% of net sales in 1997 compared with 63% in 1996. The improvement was due primarily to a change in product mix and operating efficiencies. Selling, general and administrative expense of $7,935,000 in 1997 included a write off of $427,000 for one large account receivable. During 1996, the Company experienced a significant decrease in insurance expense due to an insurance refund and reduced claim activity. Selling, general and administrative expense in 1996 was $5,856,000. Depreciation and amortization increased $97,000 in 1997 compared with 1996. Amortization of intangibles was $229,000 in 1997 compared with $190,000 in 1996.

Interest expense of $635,000 was down 19% for the prior year due to lower borrowings. Borrowing rates were up slightly due to an increase in the prime interest rate.

During December 1997, the Company sold substantially all of the assets of its Construction Equipment and Railroad Products segments. As a result of those dispositions, cash and cash equivalents increased $51,482,000 prior to related expenses and taxes. A portion of these funds was used to pay down long-term debt. These segments are treated as discontinued operations in the Company's Consolidated Financial Statements. Major fluctuations in the Consolidated Balance Sheet from December 31, 1996 to December 31, 1997 are the result of these transactions. Certain assets and liabilities of the Company's defined benefit plan were transferred to the buyers of the two segments and are reflected in the financial statements as a curtailment and settlement. Deferred long-term gains of $1,315,000 associated with the defined benefit plan were retained by the Company. The increase in income taxes payable reflects liability for the gain on the sale of these operations and the elimination of all remaining tax loss carryforward in 1996.

Capital expenditures for 1997 were $703,000 and $200,000 was paid as part of an earnout agreement on a prior acquisition.

Inflation, which was comparable to 1996, did not adversely affect the Company in 1997.

Bookings in 1997 of $28,903,000 were up 15% from the $25,201,000 booked in 1996.
The year-end order backlog of $9,325,000 was 45% above the backlog of December 31, 1996.

1996 COMPARED WITH 1995

Net sales for the year ended December 31, 1996, were $27,217,000, an increase of $2,462,000 from the corresponding period of 1995.
Several new  products contributed to the  increase in sales.   Export sales were
down 72% to $911,000 as a result of less activity in Canada.

For the year ended December 31, 1996, the Company's net income from continuing operations was $3,583,000 compared with net income of $2,264,000 for 1995. Higher sales volume and greater efficiency resulted in this positive change. The decrease in other income from $412,000 in 1995 to $50,000 in 1996 was primarily due to a gain of $250,000 recognized in 1995 on the sale of assets held for sale. Depreciation and amortization increased $142,000 in 1996 compared with 1995. Amortization of intangibles was $190,000 in 1996 compared with $153,000 in 1995.

At December 31, 1996, a net deferred tax asset of $2,066,000 was reflected on the balance sheet after a reduction of $3,133,000 in the valuation allowance. The decrease in the valuation allowance for 1996 resulted from the utilization of tax loss carryforwards and certain tax credits, the reversing of temporary differences and a reevaluation of future taxable income potential. At December 31, 1995, the valuation allowance was decreased by $977,000 for deferred tax assets realized through reversing temporary differences.

The decrease in current liabilities was due to lower trade accounts payable, a reduction in customer deposits and a decrease in other accrued expenses. Long-term debt as of December 31, 1996, was $10,768,000, an increase of $651,000 from the prior year. These funds were used primarily for capital expenditures of $784,000, for an earnout provision under an acquisition agreement and for a license agreement fee.

Inflation, which was comparable to 1995, did not adversely affect the Company in 1996 nor did the impact of foreign exchange adjustments.

Bookings in 1996 of $25,201,000 were down 3% from the $25,857,000 booked in 1995. The year-end order backlog of $6,413,000 was 21% below the backlog of December 31, 1995, due primarily to a decrease in demand for recycling conveyor equipment in response to temporary, but significant declines in the market price for recycled materials.

LIQUIDITY

On February 12, 1993, the Company entered into a credit agreement with the American National Bank and Trust Company of Chicago which was amended on April 26, 1994, June 13, 1995, and June 2, 1997. The amended agreement provides up to $17,000,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

The Company does not have available lines of credit beyond its existing credit agreement and is prohibited by the agreement from making other borrowings.

Management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital, capital expenditures and acquisitions to support growth. The Company's working capital ratios were 4.2, 2.7 and 2.1 to 1 at December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company had available $14,749,000 of unused credit under its loan agreement, plus cash and cash equivalents of $46,799,000 compared with $4,350,000 of unused credit and $4,979,000 of cash and cash equivalents at December 31, 1996.

CAPITAL RESOURCES
The Company does not have any material commitments for capital expenditures. Management estimates that capital expenditures for 1998 will be approximately $1,100,000.

ENVIRONMENTAL
During 1997, the Company's manufacturing facilities were reviewed for compliance with local and federal environmental regulations. As a result of these reviews, the Company initiated the remedial actions necessary to comply with such regulations and these remedial actions have been completed.

Item 8.  Financial Statements And Supplementary Data.

   The response to this item is submitted under Item 14(a)(1) of the report.

Item 9. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10. Directors and Executive Officers Of The Company.

Executive Officers

   The following is a list of the Company's executive officers, their ages, and their positions and offices as of March 25, 1998:

Name of                                           Age as of      Current Position with        Officer
Executive                                       March 25, 1998        The Company             Since

Albert Fried, Jr.                                   68           Chairman of the Board         1989

Michael T. Yonker                                   55           President and Chief           1988
                                                                 Executive Officer and Director

Nancy A. Kindl                                      56           Vice President,               1982
                                                                 Treasurer, Secretary,
                                                                 Controller and Chief
                                                                 Financial Officer

Kevin C. Rorke                                      49           Vice President,               1995
                                                                 Group Executive of
                                                                 Materials Handling Group

   There are no family relationships among the officers.

   The  Company's officers are  chosen by  its Board of Directors.   Any officer
   elected or appointed by the Board may be removed with or without cause at any time by the affirmative vote of the majority of the whole Board.

Business Experience

     Mr. Albert Fried, Jr. became a member of the Company's Board of Directors in December 1988 and the Company's Chairman of the Board in October 1989. He has been a member of the Company's Nominating Committee since December 1989. He has been the Managing Member of Albert Fried & Company, New York, New York (investment banking) for more than ten years and also is the Managing Member of Buttonwood Specialists, LLC, New York, New York, specialists on the New York Stock Exchange. He is a member of the New York Stock Exchange, Inc. and the New York Futures Exchange. He is a director of EMCOR Group, Inc. and is also a director of various civic and philanthropic organizations.

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


Directors Of The Company

     The Board of Directors is divided into three classes with the term of office of one class expiring each year. The terms of Messrs. Fried, White and Yonker expire in 1998; the term of office of Messrs. Beadle, MacInnis and McSorley expire in 1999; and the terms of office of Messrs. Mancheski and McKeon expire in 2000; or, in each case until the election and qualification of their successors. Information with respect to each director is as follows:

     Albert Fried, Jr. Mr. Fried, age 68, became a director in December 1988 and the Company's Chairman of the Board in October 1989. He has been the Managing Member of Albert Fried & Company, LLC, New York, New York (investment banking) for more than ten years and also is the Managing Member of Buttonwood Specialists, LLC, New York, New York (specialists on the New York Stock Ex-change). He is a member of the New York Stock Exchange, Inc. and the New York Futures Exchange, Inc. He is a director of EMCOR Group, Inc. and is also a director of various civic and philanthropic organizations.

     L. L. White, Jr. Mr. White, age 70, became a director in November 1988. He presently is retired and was employed by the Company in various executive capacities from 1967 until he retired as Senior Vice President--Commercial and Government Relations in 1984. Thereafter, he was a private investor until he served as the Company's Chairman of the Board from December 1988 until October 1989 and as acting Chief Executive Officer in December 1988.
Michael T. Yonker  Mr. Yonker, age 55, became a director in December  1989.
He joined the Company as President and Chief Executive Officer in December 1988, and continues to serve in that capacity. For the period of October 1981 until December 1988, he was the Vice President and Drive Division Manager of P.T. Components, Inc. of Philadelphia, Pennsylvania (industrial gear drives). He is a director of Modine Manufacturing Company and Woodward Governor Company.

     J. Grant Beadle Mr. Beadle, age 65, became a director in April 1984. He retired in May 1991 from Union Special Corporation (manufacturer of industrial sewing machines) after thirty years of service and was Chairman and Chief Executive Officer of that Company from December 1984 until his retirement. For the period of October 1991 until July 1993, he was an Associate Director of the Institute for the Learning Sciences at Northwestern University (educational research). He is a director of Woodward Governor Company, Batts, Inc., Oliver Products Company, and William Blair Mutual Funds.

     Frank T. MacInnis Mr. MacInnis, age 51, is Chairman and Chief Executive Officer of EMCOR Group, Inc. (mechanical/electrical construction and facilities management) and has held that position with that Company and its predecessor company, JWP, Inc., since 1994. Prior to this he was Chairman of Comstock Group, Inc. (New York-based construction group) and before that he was Chairman and Chief Executive Officer of H.C. Price Construction (a builder of large diameter oil and gas pipelines). He is a director of EMCOR Group, Inc. and MAPCO, Inc.

     Arthur McSorley, Jr. Mr. McSorley, age 69, became a director in March 1977. He was a director and President of Casey Co. (construction management) and held those positions with that Company and its predecessor company, John F. Casey Company, for more than ten years. He is retired.

     Frederick J. Mancheski Mr. Mancheski, age 71, became a director in September 1990. He retired in February 1997 from Echlin Inc., Branford, Connecticut (manufacturer of products that improve the efficiency and safety of motor vehicles) as Chairman of the Board and Chief Executive Officer, a position he had held since 1969. He continues as a director of Echlin Inc. as well as RB&W Corporation.

     John F. McKeon Mr. McKeon, age 72, became a director in January 1987. He retired in April 1989 as President of LinkBelt Construction Equipment Company (construction equipment), a company owned 51 percent by FMC Corporation and 49 percent by Sumitomo Heavy Industries, Ltd., and held that position commencing in 1986. He also retired in April 1989 as a Group Vice President of FMC Corporation (construction equipment) and held that position for more than ten years. He is a director of LinkBelt Equipment Co.; LBS-Spa, an Italian company; Dunmore Corp., and Anderson Industries.

Section 16(a) Beneficial Ownership Compliance

 Based solely upon review of reports on Form 3,4 and 5 and amendments thereto filed pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and written representations from certain directors and executive officers that no Forms 5 were required to be filed by them, the Company believes that during 1997 all filing requirements applicable to its directors, executive officers and greater than ten percent benefical owners were complied with, except that the following shares allocated under the Company's Savings and Investment Plan for 1997 were reported on late-filed Forms 5 in February 1997 for the following individuals: Mr. Fried, 1,315 shares; Mr. Yonker, 608; Ms. Kindl, 1,500 shares; and Mr.Rorke, 1,716 shares.


Item 11.  Executive Compensation.

     The following Summary Compensation Table sets forth the total compensation paid or accrued by the Company and its subsidiaries for the three completed years ended December 31, 1997, for each of the executive officers of the Company whose salary and bonus exceeded $100,000 in 1997.


                                            SUMMARY COMPENSATION TABLE


                                                                              Long-Term
                                                                             Compensation
                                               Annual Compensation              Awards
                                                                              Securities
                                                               Other          Underlying
                                                               Annual          Options/         All Other
        Name and                          Salary    Bonus   Compensation         SARs         Compensation
   Principal Position           Year       $(a)       $          $(b)          (Shares)            $(c)
   Michael T. Yonker            1997    $259,110   $192,288      -                   0           $ 3,280
President and Chief             1996     251,556     87,579      -              10,000             8,142
Executive Officer               1995     247,836          0      -              15,000             7,090

Albert Fried, Jr.               1997    $147,384   $ 45,810      -                   0           $ 8,140
Chairman of the                 1996     140,790     20,852      -              10,000            11,729
Board                           1995     139,020          0      -              15,000            11,950

Nancy A. Kindl                  1997    $131,651   $ 59,048      -                   0           $ 3,161
Vice President,                 1996     127,805     26,699      -               3,000             7,222
Secretary, Treasurer            1995     125,878          0      -               5,000             6,401
and Controller

Kevin C. Rorke                  1997    $144,152   $ 63,734      -                   0           $ 2,414
Vice President                  1996     137,282     41,184      -               3,000             6,555
and General Manager             1995     125,571     60,180      -               5,000             6,134
of the Flomaster
Division

John S. Cooper(d)               1997    $125,836   $ 79,896      -                   0           $ 2,891
Sr. Vice President              1996     129,684     14,395      -              12,000             8,703
and General Manager             1995     125,896     13,181      -               2,000             8,169
of the Railway
Maintenance
Products Division


(a) Includes amounts deferred under the Company's Savings and  Investment Plan and Directors Fees for Mr. Fried  as follows: 1997--
    $24,000, 1996--$21,000, 1995--$21,000.
(b) The dollar value of perquisites and other  personal benefits for each of the above  named executive officers was less than  the established SEC reporting threshold.
(c) The total  amounts shown in  this column for the  last fiscal  year consist of  the following: (i) Mr.  Yonker: $1,840--Company contribution  to the Savings and Investment Plan,  $1,440--Benefit attributed to Company  owned life insurance policy; (ii) Mr.
    Fried: $1,840--Company  contribution to  the Savings  and Investment  Plan, $6,300--Benefit  attributed to  Company owned  life insurance policy; (iii) Ms.  Kindl: $1,840--Company contribution to Savings and  Investment Plan, $1,321--Benefit attributed to
    Company owned life  insurance policy; (iv) Mr.  Rorke: $1,840--Company contribution to  the Saving and Investment  Plan, $574--
    Benefit  attributed to  Company owned  life insurance policy;  and Mr.  Cooper: $815--Company  contribution to  the Savings and
    Investment Plan, $2,016--Benefit attributed to Company owned life insurance policy.
(d) Mr. Cooper terminated his employment with the Company in December 1997.

Options

    There were  no options  granted to any  employees (including the  individuals named in  the Summary Compensation  Table) during
1997.

  The following  table shows  for the  individuals named in  the Summary  Compensation Table  information with  respect to  options exercised during 1997 and the value of unexercised options at December 31, 1997.

                                             AGGREGATED OPTIONS EXERCISED DURING 1997
                                             AND VALUE OF OPTIONS AT DECEMBER 31, 1997


                                                          Number of Securities           Value of Exercised
                                                         Underlying Unexercised             In-The-Money
                          Shares                               Options at                      Options
                         Acquired        Value             December 31, 1997            at December 31, 1997
     Name               on Exercise   Realized (a)      Exercisable/Unexercisable    Exercisable/Unexercisable(b)

Michael T. Yonker           6,500       $ 69,129               138,550/5,000                  $1,349,770/0
Albert Fried, Jr.          21,600       $217,572               165,980/5,000                  $1,663,787/0
Nancy A. Kindl                --            --                  31,414/1,666                    $257,259/0
Kevin C. Rorke                --            --                  25,870/1,666                    $187,760/0
John S. Cooper              3,025        $18,516                13,830/6,000                     $57,097/0

(a) Based on  the closing  price of  the Common  Stock on  the Composite  Tape on  the date the  options were  exercised, less  the applicable exercise price.
(b) Based on the closing price of the Common Stock on December 31, 1997, less the applicable exercise price.

Executive Officer Agreements

  Mr. Yonker, President and Chief Executive Officer of the Company, entered into an agreement with the Company in December 1988, which was amended and restated in February 1989 and further amended in December 1989, July 1997, and February 1998, that sets forth the terms of his employment with the Company. His current annual compensation rate is $262,944 and he participates in the employee benefit plans as generally provided to executive officers of the Company. He has agreed not to voluntarily terminate his employment with the Company without giving 60 days prior written notice. The agreement also provides termination benefits if his employment terminates (for any reason other than death, disability, or certain specified causes) after a "change of control event" whereby the Company is acquired or 22 percent of its outstanding Common Stock is acquired by a party who does not obtain the approval of the Company's Board of Directors prior to the transaction and prior to acquiring as much as 17 percent of the Company's Common Stock. The agreement provides that the "22 percent" figure is changed to "27 percent" as applicable to the acquisition of voting securities of the Company by Albert Fried & Company, The Fried Foundation, and Albert Fried, Jr. (collectively called "Mr. Fried"). An event also includes the situation when during any period of 24 consecutive months the individuals who at the beginning of such period constitute the members of the Board of Directors of the Company, plus all other members of such Board whose election or appointment to such Board or nomination for election to such Board was approved by the vote of at least a majority of the directors then still in office who either were directors of the Company at the beginning of the period or whose election or appointment or nomination for such election was previously so approved, cease for any reason to constitute at least 75 percent of the members of such Board. If Mr. Yonker elects to exercise his right of termination of his employment because of an event, this must be done within ninety (90) days following the event. If the Company terminates the agreement for reasons other than good cause or Mr. Yonker terminates the agreement because of the Company's breach or an event, for a period of two years from the date of such termination or until his death, whichever is the shorter period, the Company shall (i) pay to him, in monthly installments, a cash amount equal to his monthly salary from the Company in effect immediately prior to such termination, and (ii) provide him with health, disability and life insurance coverage in amounts substantially equal to those he was receiving at the time of termination. In the event his employment is terminated as a result of an event, Mr. Yonker may elect to receive a lump sum cash settlement of the cash payments due.

  Ms. Kindl, Vice President, Treasurer and Secretary of the Company, entered into an agreement with the Company in November 1989, which was amended in December 1990 and July 1997, and sets forth the terms of her employment with the Company. Her current annual compensation rate is $133,104 and she participates in the employee benefit plans as generally provided to executive officers of the Company. Ms Kindl's agreement includes substantially the same "change in control" provisions as described above with respect to Mr. Yonker, except that the figure "22 percent" referred to in said paragraph is changed to "20 percent", and the "20 percent" figure is changed to "27 percent" as applicable to the acquisition of voting securities of the Company by Mr. Fried. If she elects to exercise her right of termination of her employment because of an event, this must be done within ninety (90) days following the event. In the event of a termination of the agreement by the Company for reasons other than good cause or Ms. Kindl terminates the agreement because of the Company's breach or an event, for a period of one year from the date of such termination or until her death, whichever is the shorter period, the Company shall (i) pay to her, in monthly installments, a cash amount equal to her monthly salary from the Company in effect immediately prior to such termination, and (ii) provide her with health, disability and life insurance coverage in amounts substantially equal to those she was receiving at the time of termination. In the event her employment is terminated as a result of an event, Ms. Kindl may elect to receive a lump sum cash settlement of the cash payments due.

PENSION PLANS

  Substantially all of the Company's employees, including executive officers, are participants in the Company's Employees' Retirement Program. Also, officers and certain other managerial employees of the Company may be participants in the Company's Supplemental Non-Qualified Retirement Income Plan. Gross wages used in calculating pension benefits under the two plans are capped at $350,000.

  The following table shows the estimated annual pension benefits from the above program and plan based on a straight life annuity that a participant will receive if he or she retires at age 65, the normal retirement age:

                                 PENSION PLAN TABLE

  HIGHEST CONSECUTIVE
   FIVE-YEAR AVERAGE
    EARNINGS DURING
        FINAL                                                    YEARS OF CREDITED SERVICE
  10 YEARS OF SERVICE         5            10          15         20           25          30          35

    $100,000                $ 8,248      $16,496     $24,743    $ 32,991     $ 41,239    $ 49,487    $ 57,735
     150,000                 12,748       25,496      38,243      50,991       63,739      76,487      89,235
     200,000                 17,248       34,496      51,743      68,991       86,239     103,487     120,735
     250,000                 21,748       43,496      65,243      86,991      108,739     130,487     152,235
     300,000                 26,248       52,496      78,743     104,991      131,239     157,487     183,735
     350,000                 30,748       61,496      92,243     122,991      153,739     184,487     215,235

   For purposes of this program and plan, "earnings" means the amounts paid to the employee by the Company as reported to the Internal Revenue Service on Form W-2 plus the amount of compensation deferred by the employee pursuant to the Company's benefit plans. Earnings for the individuals who are participants under this program and plan and named in the above Summary Compensation Table are included in the amounts set forth in said table.

   At December 31, 1997, the individuals named in the Summary Compensation Table had the indicated years of credited service under the aforementioned program and plan: Mr. Yonker--9 years, Mr. Fried--8.2 years, Ms. Kindl--22.8 years, Mr. Cooper--18.4 years, and Mr. Rorke--10.9 years.

   Pension benefits as above described are for the employee's life and are not subject to any reduction for Social Security benefits or other offset amounts. The Internal Revenue Code places certain limitations on pensions which may be paid under the Employees' Retirement Program as qualified under the Internal Revenue Code.

DIRECTOR'S COMPENSATION

   Directors of the Company, other than Mr. Yonker, are paid quarterly retainer fees and fees for attendance at Board and Board committee meetings. The 1997 quarterly retainer, Board meeting and committee meeting attendance fees were $3,500, $1,000, and $1,000, respectively. Additionally, the Chairman of each of the Audit, Nominating, and Stock Option and Compensation Committees is compensated at the annual rate of $2,600.

   In addition to the foregoing cash compensation, each non-employee director is granted a stock option to purchase 7,000 shares of Common Stock of the Company upon election to the Board. Additionally, each year at the time of the Annual Meeting each non-employee director is granted a stock option to purchase 2,000 shares of Common Stock of the Company. The option exercise prices of all such stock options are set in accordance with the Company's 1988 Employees' Stock Benefit Plan. The exercise price of all options granted must be equal to the fair market value of the stock on the grant date.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management.




                                  STOCK OWNERSHIP

 The following table contains  information relative to persons known to  the management of the Company to  be beneficial owners of more than five percent of the Company's Common Stock.

         NAME AND ADDRESS OF                                       AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(A)
           BENEFICIAL OWNER                                                  NUMBER                PERCENTAGE

Albert Fried, Jr. and Albert Fried & Company, LLC                            1,191,308(b)              25.8%
40 Exchange Place
New York, New York 10005

Gabelli Funds, Inc.                                                            946,390(c)              21.3%
One Corporate Center
Rye, New York  10580-1434

Heartland Advisors, Inc.                                                       339,300(d)              7.6%
790 North Milwaukee Street
Milwaukee, Wisconsin  53202

The TCW Group, Inc.                                                            341,829(e)              7.0%
865 South Figueroa Street
Los Angeles, California  90017

Dimensional Fund Advisors, Inc.                                                270,496(f)              6.1%
11th Floor
1299 Ocean Avenue
Santa Monica, California  90401


(a)  The figures shown are  as of February 28, 1998,  except as otherwise indicated below.   The information relating to  directors
     and officers of  the Company  and other persons  in this  Section is based  on information  furnished to the  Company by  such persons and SEC reports.

(b)  Included in these shares  are 170,980 shares related  to stock options granted  to Mr. Fried  which are exercisable within  60 days of February 28 1998, and 9,550 shares  held for his account by the Company's Savings and Investment Plan.  Albert Fried &
     Company, LLC,  of which Mr.  Fried is a  managing member, has sole  voting and dispositive  power with regard  to 1,010,778 of these shares.

(c)  Gabelli Funds, Inc. has sole voting  and dispositive power with regard to these shares.  Figures presented  are as of March 2,
     1998.

(d)  Heartland Advisors, Inc.  has sole dispositive  power with regard to  these shares and  sole voting power  with regard to  all shares.

(e)  The TCW Group, Inc. has sole voting and dispositive power with regard to these shares.

(f)  Dimensional  Fund Advisors Inc. ("Dimensional"),  a registered investment  advisor, is deemed to  have beneficial ownership of
     270,496 shares of  PORTEC, Inc. stock as of  December 31, 1997, all of  which shares are held in portfolios  of DFA Investment
     Dimensions Group  Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group  Trust and DFA Participation Group Trust, investment vehicles  for qualified employee benefit
     plans, all of which Dimensional  Fund Advisors Inc. serves as investment manager.   Dimensional disclaims beneficial ownership
     of all such shares.

     The following table contains information,  as of February 28,  1998, relative to each  director, Mr. Cooper (whose  employment with Company  terminated in  December 1997),  and the  two non-director  executive officers  of the  Company named  in the  Summary
Compensation Table shown on Page 15, and  all directors and executive officers as  a group as to their beneficial ownership  of the
Company's Common Stock.

 NAME OF INDIVIDUAL
 OR NUMBER OF                                                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(A)
PERSONS IN GROUP                                                           NUMBER              PERCENTAGE

 J.Grant Beadle                                                            17,560(c)                   (b)
 Frank T. MacInnis                                                          9,000(c)                   (b)
 Frederick J. Mancheski                                                    26,805(c)                   (b)
 John F. McKeon                                                            20,421(c)                   (b)
 Arthur McSorley, Jr.                                                      17,702(c)                   (b)
 L. L. White, Jr.                                                          61,022(d)                    1.4%
 Albert Fried, Jr.                                                      1,191,308(c)(e)                25.8%
 Michael T. Yonker                                                        169,191(c)(e)                 3.7%
 Nancy A. Kindl                                                            45,551(c)(e)                 1.0%
 Kevin C. Rorke                                                            34,287(c)(e)                   (b)
 John S. Cooper                                                            27,194(c)(e)                   (b)
All Directors and Executive Officers as a Group                         1,620,041(f)                   32.8%


(a)  All beneficial ownership is direct and arises from sole voting and dispositive power, except as otherwise indicated below.

(b)  Less than one percent.

(c)  Included in the shares listed are the  following shares related to stock options which are exercisable within 60 days of March
     11, 1998; Mr. Beadle, 14,100 shares; Mr. MacInnis,  9,000 shares; Mr. Mancheski, 14,100 shares; Mr. McKeon, 14,100 shares; Mr.
     McSorley, 14,100  shares; Mr. White, 14,100 shares; Mr. Fried, 170,980  shares; Mr. Yonker, 143,550 shares; Mr. Cooper, 16,830 shares;  Ms. Kindl, 33,080  shares; Mr. Rorke,  27,536 shares; and  all directors and  exeuctive officers as  a group, 391,976 shares.

(d)  Mr.  White has sole  voting and dispositive  power with respect  to 46,069 of  these shares and  his wife has  sole voting and dispositive power with respect to 853 of these shares.

(e)  Included in  the shares listed are  the following shares  held for the officers'  accounts by Portec's  Savings and Investment
     Plan: Mr.  Yonker, 6,141 shares; Mr. Fried, 9,550 shares; Mr.  Cooper (whose employment with  Portec terminated in December
     1997 upon the sale  of the Railroad  Products business),  7,364 shares;  Ms.  Kindl, 11,195  shares;  Mr. Rorke,  4,001 shares;
     and  all directors  and executive officers as a group, 38,251 shares.
(f)  Included in these  shares for all  directors and executive  officers as a  group are 454,646  shares covered by  stock options which  are exercisable within 60 days of February 28, 1998.  Also, 38,251 shares are held for the accounts of officers by the
     Company's Savings and Investment Plan.

Item 13.  Certain Relationships and Related Transactions.

None.


                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a)(1) and (2)   The following consolidated financial statements of the Company are included on pages 26 to 43.

o Report of Independent Accountants

o Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

o Consolidated Balance Sheet at December 31, 1997 and 1996

o Consolidated Statements of Cash Flows or the Years Ended December 31, 1997, 1996 and 1995

o Notes to Consolidated Financial Statements (including Unaudited     Quarterly
  Financial Information)

o Schedule II -   Valuation and Qualifying Accounts and Reserves for years ended
  December 31, 1997, 1996 and 1995

  All other schedules are omitted, because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) The exhibits filed with this Form 10-K are listed in the Exhibit Index. All management contracts and compensatory plans or arrangements set forth in such list are marked with an (x).


(b) Reports on Form 8-K:

The Company filed one (1) Form 8-K Report during the last quarter of 1997 and one (1) Form 8-K Report during the first quarter of 1998.

(1) The Company issued a Form 8-K Report dated December 12, 1997, covering the disposition of the assets of its Construction Equipment and Railroad Products segments.

(2) The Company issued a Form 8-K Report dated March 11, 1998, announcing that it had entered into an Agreement and Plan of Merger with MHD Acquisition Corp., an affiliate of J Richard Industries, L. P.










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








March 26, 1998





Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of PORTEC, Inc. and in the capacities and on the dates indicated:

Signature                   Title                 Date


/S/ Michael T. Yonker       President and         March 26, 1998
Michael T. Yonker           Chief Executive Officer & Director


/S/ Nancy A. Kindl          Vice President,       March 26,  1998
Nancy A. Kindl              Finance, Treasurer
                            Controller and Secretary
                            (Chief Financial and Accounting Officer)


/S/ Albert Fried, Jr.       Chairman              March  26, 1998
Albert Fried, Jr.           of the Board


/S/ J. Grant Beadle         Director              March 26, 1998              J.
Grant Beadle


/S/ Frank T. MacInnis       Director              March 26,  1998
Frank T. MacInnis


/S/ Frederick J. Mancheski  Director              March 26,  1998
Frederick J. Mancheski


/S/ John F. McKeon          Director              March 26, 1998
John F. McKeon


/S/ Arthur McSorley, Jr.    Director              March 26,  1998
Arthur McSorley, Jr.


/S/ Michael T. Yonker       Director              March  26, 1998
Michael T. Yonker


/S/ L. L. White, Jr.        Director              March 26, 1998              L.
L. White, Jr.







                              REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors
of PORTEC, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on page 22 present fairly, in all material respects, the financial position of PORTEC, Inc. and its subsidaries at December 31, 1997, and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management: our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP



Chicago, Illinois
March 11, 1998

CONSOLIDATED STATEMENTS OF INCOME
    For the Years Ended December 31


(Dollars in thousands except per share data)                                        1997         1996        1995

REVENUES
   Net sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25,521     $ 27,217    $ 24,755
   Interest income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         273           80          43
   Other income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . .         (39)          50         412
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,755       27,347      25,210

COSTS AND EXPENSES
   Cost of products sold (exclusive of depreciation
     and amortization)  . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,631       17,110      15,784
   Selling, general and administrative  . . . . . . . . . . . . . . . . . . .       7,935        5,856       5,716
   Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . .         703          606         464
   Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         635          788         805
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23,904       24,360      22,769

   Income from continuing operations before provisions for income tax . . . .       1,851        2,987       2,441
   Income tax (benefit)provision . . . . . . . . . . . . . . . . . . . . .  .         679         (596)        177
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . .       1,172        3,583       2,264
DISCONTINUED OPERATIONS
   Income from discontinued operations, net of taxes  . . . . . . . . . . . .       2,866        3,308         634
   Gain on disposal of discontinued operations, net of taxes  . . . . . . . .      11,263            -           -
   Income from discontinued operations  . . . . . . . . . . . . . . . . . . .      14,129        3,308         634

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,301     $  6,891    $  2,898


EARNINGS PER SHARE
BASIC
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . .    $    .27     $    .83    $    .53
   Income from discontinued operations  . . . . . . . . . . . . . . . . . . .        3.23          .76         .15
   Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3.50     $   1.59    $    .68
   Weighted average shares outstanding  . . . . . . . . . . . . . . . . . . .   4,376,963    4,329,761   4,296,466

DILUTED
   Income from continuing operations  . . . . . . . . . . . . . . . . . . . .    $    .26     $    .78    $    .49
   Income from discontinued operations  . . . . . . . . . . . . . . . . . . .        3.11          .72         .14
   Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   3.37     $   1.50    $    .63
   Weighted average shares outstanding  . . . . . . . . . . . . . . . . . . .   4,539,301    4,576,358   4,596,469

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
    December 31

(Dollars in thousands)                                                                          1997         1996
ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 46,799    $  4,979
  Accounts and notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,070      14,816
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,488      18,038
  Other current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          280         981
  Deferred income tax benefits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          745       3,286
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,382      42,100
PROPERTY, PLANT AND EQUIPMENT
  Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           43         220
  Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,997      10,964
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,737      23,010
                                                                                                 7,777      34,194
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,859)    (19,651)
    Total property, plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . .        3,918      14,543
ASSETS HELD FOR SALE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       2,070
INTANGIBLE ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,673       4,922
NOTES RECEIVABLE AND OTHER ASSETS   . . . . . . . . . . . . . . . . . . . . . . . . . . .          303       2,583
DEFERRED INCOME TAX BENEFIT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          182          -
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 64,458    $ 66,218

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,300    $     46
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,335       7,015
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,132       9,077
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,913         249
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,680      16,387
LONG-TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -      10,768
OTHER LONG-TERM LIABILITIES
  Pensions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,060       1,868
  Deferred income tax   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       1,365
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          202         844
    Total other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .        1,262       4,077
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 13)
STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized - 10,000,000
     shares; issued - 4,428,108 and 4,373,596 shares, respectively  . . . . . . . . . . .        4,428       4,374
  Additional capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,260      46,841
  Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . . . . . . . .            -         (99)
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,070)    (15,968)
                                                                                                49,618      35,148
  Treasury stock, 9,544 and 16,421 shares, respectively, at cost  . . . . . . . . . . . .         (102)       (162)
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       49,516      34,986
    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 64,458    $ 66,218

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Years Ended December 31

(Dollars in thousands)                        1997         1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 15,301     $  6,891    $  2,898
  Income from discontinued operations   . . . . . . . . . . . . . . . . . .        14,129        3,308         634
  Income from continuing operations   . . . . . . . . . . . . . . . . . . . .       1,172        3,583       2,264
  Adjustments to reconcile net income from continuing operations to net cash provided (used) by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         703          589         454
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . .       1,139       (1,346)         48
      Changes in other balance sheet accounts:
        Increase in receivables   . . . . . . . . . . . . . . . . . . . . . .        (254)        (131)       (632)
        Increase in inventories   . . . . . . . . . . . . . . . . . . . . . .        (636)        (253)     (1,291)
        Decrease (increase) in other current assets . . . . . . . . . . . . .         170           83         (33)
        Increase (decrease)in accounts payable and accruals   . . . . . . . .       4,428       (3,124)      1,684
        Decrease (increase) in other assets net of other liabilities  . . . .         339         (203)         87
          Net cash provided (used) by operating activities of continuing operations 7,061         (802)      2,581

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (200)        (800)       (400)
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (703)        (784)     (1,653)
      Net cash provided (used) by investing activities of continuing operations      (903)      (1,584)     (2,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayment of) revolving credit agreement   . . . . . . . . .      (8,700)         700       4,832
  Principal payments of term debt   . . . . . . . . . . . . . . . . . . . . .           -            -      (3,591)
  Proceeds from other long-term debt  . . . . . . . . . . . . . . . . . . . .           -          300          -
  Issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .         279          233         181
  Purchase of treasury stock  . . . . . . . . . . . . . . . . . . . . . . . .        (371)        (241)       (486)
  Cash dividends paid   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,403)        (350)          -
     Net cash provided (used) by financing activities of continuing operations    (10,195)         642         936

CASH FROM DISCONTINUED OPERATIONS, INCLUDING DESPOSITIONS . . . . . . . . . .      45,857        3,246      (1,385)
NET INCREASE IN CASH AND CASH EQUIVALENTS                         . . . . . .      41,820        1,502          79
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . .       4,979        3,477       3,398
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . . . .    $ 46,799     $  4,979    $  3,477
SUPPLEMENTAL DISCLOSURES:
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    654     $    770    $    789
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,373          631         431

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Portec, Inc. is a leading manufacturer of quality engineered products. The Company's principal line of business is the production and sale of materials handling equipment. The principal market for such products is North America. (See Note 2 regarding discontinued operations.)

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements  include the accounts of Portec,  Inc. and
all  of its subsidiaries.   All material intercompany  transactions and balances
have been eliminated in consolidation.

CASH EQUIVALENTS
Short-term and highly liquid investments with a an original maturity of three months or less at the date of purchase are considered to be cash equivalents.

ACCOUNTS RECEIVABLE AND CONCENTRATION OF CREDIT RISK
The Company does not require collateral for most of its credit sales which are typically due within 30 days. Sales to one customer accounted for approximately 25% of revenues during 1997.

INVENTORIES
Inventories are  stated at the lower of  cost or market.   Cost is determined on
the last-in, first-out (LIFO) method for all inventories.

PROPERTY, PLANT AND EQUIPMENT
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging generally from 10 to 25 years for buildings and from 5 to 18 years for machinery and equipment. Maintenance, repairs, minor renewals and betterments are charged to expense as incurred; major renewals and betterments are capitalized. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts, and any gain or loss is reflected in income. If the carrying value of an asset, including associated intangibles, exceeds the sum of estimated undiscounted future cash flows, then an impairment loss is recognized for the difference between estimated fair value and carrying value.

INTANGIBLE ASSETS
Goodwill in the amount of $2,131,000 at December 31, 1997, and $3,631,000 at December 31, 1996, is amortized on a straight-line basis over fifteen years and is recorded net of accumulated amortization of $602,000 and $543,000 for 1997 and 1996, respectively. Costs of patents and license agreements are amortized on a straight-line basis over the shorter of the legal or estimated useful life of the asset. Amortization expense on intangible assets of continuing operations was $229,000 for 1997, $190,000 for 1996 and $153,000 for 1995.

RESEARCH EXPENDITURES
Expenditures for research and development are charged to expense as incurred and, for continuing operations, amounted to approximately $57,000 for 1997, $110,000 for 1996 and $45,000 for 1995.


EARNINGS PER SHARE
During 1997,  the Company  adopted  FAS No.  128,  "Earnings per  share,"  which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if common stock options are exercised and is computed by dividing income by the weighted average number of common shares outstanding, including common stock equivalent shares, issuable upon exercise of outstanding stock options, to the extent that they would have a dilutive effect on the per share amounts.

The potential dilutive effect of the Company's stock options for the periods presented is as follows: 162,338 shares in 1997; 246,597 shares in 1996; and 300,003 shares in 1995.

Options to purchase 29,700 shares of common stock at $14.77 per share were outstanding during the entire period but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares. The options expire on October 25, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable and borrowings approximated their fair values at December 31, 1997, and 1996, because of the short maturity of those instruments or their insignificance.

NOTE 2.  DISCONTINUED OPERATIONS

On December 3, 1997, the Company announced that it had completed the sale of substantially all of the assets of its Construction Equipment segment for cash and the assumption of all significant related liabilities. The Company further announced on December 11, 1997, that all of the assets of the Railroad Products segment were sold for cash and the assumption of all significant liabilities. Proceeds from the sale of the assets of the two segments amounted to $51,482,000. The gain on the sale of these segments was $11,263,000 after tax expense of $6,124,000. Revenues from the discontinued operations in 1997, 1996 and 1995, were $71,607,000, $70,121,000 and $72,317,000, respectively. The
Consolidated Statements of Income and the Consolidated Statements of Cash Flow have been restated to include the Company's former Construction Equipment and Railroad Products segments as discontinued operations. Significant fluctuations in Consolidated Balance Sheet data, unless otherwise addressed, were due to the disposal of the above two segments.

NOTE 3.  ACCOUNTS AND NOTES RECEIVABLE

The components of accounts and notes receivable at December 31, 1997, and 1996, were as follows:


(Dollars in thousands)                                                                      1997            1996

Trade receivables net of allowance for doubtful
  accounts of $0 and $357, respectively   . . . . . . . . . . . . . . . . . . . .        $   4,088      $   14,724
Other current receivables   . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,982               -
Current portion of notes receivable   . . . . . . . . . . . . . . . . . . . . . .                -              92
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   6,070      $   14,816


Other current receivables totalling $1,733,000 for 1997 relate to the sale of the discontinued operations.

Notes receivable and other assets include notes receivable totalling $1,076,000 for 1996 related to the sale of property in Minneapolis, Minnesota. These notes receivable were sold as part of the discontinued operations.

NOTE 4.  INVENTORIES

The difference between LIFO value and approximate replacement cost of the LIFO inventories was $685,000 and $7,927,000 at December 31, 1997, and 1996,
respectively.

The components of inventories at December 31, 1997, and 1996, were as follows:

(Dollars in thousands)                                                                      1997           1996

Raw material and supplies   . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    1,648     $    6,361
Work-in-process   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,288          3,468
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             552          8,209
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    3,488     $   18,038


NOTE 5.  INCOME TAXES

Pre-tax income  from continuing operations  of $1,851,000,  $2,987,000 and $2,441,000  for 1997, 1996  and 1995,  respectively, was taxed under domestic jurisdictions.

The provision for income taxes charged to continuing operations was as follows:

(Dollars in thousands)                                                        1997            1996           1995

Current expense:
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,752      $      709     $      122
  State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              66              41              7
      Total Current   . . . . . . . . . . . . . . . . . . . . . . . .         1,818             750            129

Deferred tax expense (benefit):
  Federal   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,108)         (1,339)             -
  State   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (31)             (7)            48
    Total Deferred  . . . . . . . . . . . . . . . . . . . . . . . .          (1,139)         (1,346)            48

Total provision (benefit)   . . . . . . . . . . . . . . . . . . . .       $     679      $     (596)    $      177


The  total income tax provision  (benefit) for discontinued operations was  $6,749,000, $657,000 and $(163,000)  for 1997, 1996 and
1995, respectively.



Deferred income taxes represent  the tax effect, at current  statutory rates, of temporary differences  in the bases of assets  and
liabilities for financial reporting and  income tax purposes.   Deferred tax liabilities (assets)  at December 31, 1997, and  1996, include the following:

(Dollars in thousands)                                                                      1997            1996

Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      272     $    1,760
Plant closing costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -            983
  Gross deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .             272          2,743

Accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (308)          (946)
Inventory   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (51)          (801)
Employee benefits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (463)          (794)
Product liability and warranty  . . . . . . . . . . . . . . . . . . . . . . . . . .            (377)          (854)
Tax credit carryforwards  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           (937)
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -           (477)
  Gross deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,199)        (4,809)
Net deferred tax assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (927)        (2,066)


In determining the amount of any  valuation allowance required to offset deferred  tax assets, the Company assesses the  likelihood
of  realizing those assets  based on  anticipated future taxable  income.   Management determined  that no valuation  allowance was
necessary as of December 31, 1997, and 1996.

The difference  between the statutory federal income  tax rate and the effective  income tax rate for  continuing operations was as follows:

                                                                            1997            1996           1995

Statutory federal income tax rate   . . . . . . . . . . . . . . . .         34.0%           34.0%          34.0%
Difference resulting from:
  Realization of deferred tax assets not previously recognized  . .              -         (58.4)          (30.5)
  State income taxes, net   . . . . . . . . . . . . . . . . . . . .            2.0           2.7             3.8
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .7           1.7               -

                                                                             36.7%         (20.0)%           7.3%


The Company's effective tax rate for  discontinued operations was 32.3%, 16.6% and  (34.6)% for 1997, 1996 and 1995,  respectively.
The income tax provision  for discontinued operations is not  at the statutory rate due  to the realization of deferred  tax assets not previously recognized and to state and foreign taxes.



NOTE 6.  OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 1997, and 1996, were as follows:

(Dollars in thousands)                                                                      1997           1996

Accrual for estimated product liabilities   . . . . . . . . . . . . . . . . . . . .      $    1,027          1,318
Accrued salaries and wages  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             118          1,012
Customer deposits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,450            962
Accrued pension   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             912            564
Other accrued liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,625          5,221

   Total other accrued liabilities                                                       $    5,132     $    9,077


NOTE 7.  DEBT

The components of debt at December 31, 1997, and 1996, were as follows:

(Dollars in thousands)                                                                      1997           1996

Revolving loan  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,000     $   10,700
Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             300            114
                                                                                              2,300         10,814
Less current maturities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,300             46
   Total long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        -     $   10,768


On February 12, 1993, the Company entered into  a three-year unsecured credit agreement with a bank which was amended  on   June 2,
1997.  Under  the amended agreement, the  Company can borrow up  to $17,000,000 in cash or  under letters of credit  on a revolving line of credit through  April, 2000.  The interest  rate currently applicable to the  revolving line of credit is the  bank's prime
interest rate or,  at the Company's election,  1.125% over the London  Interbank Offered Rate (LIBOR).   At December 31,  1997, all
borrowings of $2,000,000 were at prime of 8.5%.  The interest rate can vary from prime to .25% over the  bank's prime interest rate or, at the  Company's election, from 1.125%  to 1.875% over LIBOR  depending on the Company's  performance.  The provisions  of the credit  agreement  include minimum  net  worth, interest  coverage,  working capital  and  leverage ratio  requirements,  and limit additional indebtedness and cash dividend payments during the term of the agreement.

NOTE 8.  PENSION PLANS

The  Company has one noncontributory  defined benefit plan that  covers substantially all employees.   Benefits under this plan are
based on  years of service and, for salaried employees, the employee's average compensation during defined periods of service.  The
Company's funding policy is to make the minimum annual contributions required by applicable regulations.



Net pension cost for the pension plans in 1997, 1996 and 1995 is summarized as follows:

(Dollars in thousands)                                                      1997            1996           1995

Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     824      $      811     $      503
Interest cost   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,179           1,222          1,112
Actual return on assets   . . . . . . . . . . . . . . . . . . . . .          (2,832)         (2,585)        (3,951)
Net amortization and deferral   . . . . . . . . . . . . . . . . . .           1,462           1,311          2,925

Net pension cost  . . . . . . . . . . . . . . . . . . . . . . . . .       $     633      $      759     $      589


Net  pension  costs of  $421,000,  $487,000 and  $367,000  were  allocated to  discontinued  operations for  1997,  1996 and  1995, respectively.

Plan assets are  stated at fair value  and consist primarily of  cash, corporate equity and  debt securities.  The  following table sets forth the funded status of the plan  and amounts recognized in the Company's consolidated balance sheets at December 31, 1997, and 1996.

The assumptions used  in 1997  and 1996 to  develop the  periodic pension costs  were as  follows: the unit  credit cost  actuarial method; a discount rate of 7.25% for 1997 and 7.5% for 1996; the expected  long-term rate of return on assets of 8.0%; and the rate of increase in compensation levels of 4.5%.

(Dollars in thousands)
                                                                                             Current Plan Assets
                                                                                             Exceed Accumulated
                                                                                             Benefit Obligation
                                                                                              1997           1996
Actuarial present value of benefit obligation:

  Vested benefit obligation   . . . . . . . . . . . . . . . . . . . . . . . . .            $  3,752      $  16,205
  Non-vested benefit obligation   . . . . . . . . . . . . . . . . . . . . . . .                 153            245
  Accumulated benefit obligation  . . . . . . . . . . . . . . . . . . . . . . .               3,905         16,450
  Excess of projected benefit obligation
    over accumulated benefit obligation   . . . . . . . . . . . . . . . . . . .               1,223          2,174
  Projected benefit obligation  . . . . . . . . . . . . . . . . . . . . . . . .               5,128         18,624
  Plan assets at fair value   . . . . . . . . . . . . . . . . . . . . . . . . .               4,895         19,282
  Projected benefit obligation
    (in excess of) less than plan assets  . . . . . . . . . . . . . . . . . . .                (233)           658
  Unrecognized deferred gain  . . . . . . . . . . . . . . . . . . . . . . . . .              (1,078)        (2,764)
  Unrecognized prior service cost   . . . . . . . . . . . . . . . . . . . . . .                  12             28
  Unrecognized net asset  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (16)          (112)
  Unfunded accrued pension cost   . . . . . . . . . . . . . . . . . . . . . . .            $ (1,315)     $  (2,190)


In 1997, the Company  incurred a curtailment and a settlement of a portion of  the noncontributory defined benefit plan as a result of transferring assets and liabilities for discontinued operations  to other pension trusts.  The result was an aggregate gain of $1,530,000, which was recorded as part of the gain on the sale of discontinued operations.

The  Company has an unfunded  supplemental pension plan for certain  designated employees.  Liability of  $912,000 and $540,000 was
recorded as  of December 31,  1997, and 1996,  respectively, for this  plan which is  expected to be  settled in 1998.   Continuing
operations expensed $309,000, $39,000 and $73,000 in  1997, 1996 and 1995, respectively, related to the  supplemental pension plan.
Discontinued operations was charged $63,000 in 1997 for this plan.

NOTE 9.  SAVINGS AND INVESTMENT PLAN

Under the  Company's Savings  and Investment Plan,  qualified under  Section 401(k)  of the  Internal Revenue  Code, generally  all salaried and hourly employees, including officers, may elect to defer a portion of their compensation to a trust established  under
the plan.   Depending  on  its sales  and net  income for  the  year, the  Company may  contribute up  to  an amount  equal to  the participating employees' contributions, but not  in excess of six percent of the participating  employees' earnings.  Contributions of $81,000, $152,000 and $46,000 were  made for eligible employees of continuing operations for the years  ended December 31, 1997,
1996 and  1995, respectively, representing 40%, 80% and  30% of eligible employees' contributions.   The plan permits the Company's
contribution to  be made in shares of the Company's common stock.   In 1997, 1996 and 1995, contributions of $173,000, $332,000 and
$119,000, respectively, were made for eligible employees of discontinued operations.

NOTE 10.  OTHER POST-RETIREMENT BENEFIT PLANS

The Company  has defined  benefit post-retirement  medical and life  insurance plans  covering most  full-time salaried and  hourly
employees.   The post-retirement health care plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance.  The life insurance plan is non-contributory.

The Company's  current policy is to  fund the cost of  the post-retirement medical and  life insurance benefits  on a pay-as-you-go basis, as in prior years.  The following table presents the status of the plans at December 31, 1997, and 1996:

(Dollars in thousands)                                                                        1997           1996

Accumulated post-retirement benefit obligation (APBO):
  Retirees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      264     $    1,062
  Actives   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              63            255
     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             327          1,317
Plan assets at fair value   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -              -
APBO in excess of plan assets   . . . . . . . . . . . . . . . . . . . . . . . . . .            (327)        (1,317)
Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . . . .             160            602
Unrecognized prior service costs  . . . . . . . . . . . . . . . . . . . . . . . . .               -              -
Unrecognized actuarial loss   . . . . . . . . . . . . . . . . . . . . . . . . . . .              94            494
Accrued post-retirement benefit costs   . . . . . . . . . . . . . . . . . . . . . .      $      (73)    $     (221)




Net periodic post-retirement benefit expense for 1997, 1996 and 1995, of continuing operations, included the following components:

(Dollars in thousands)                                                         1997            1996           1995
Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . . .       $       4      $        7     $       51
Interest cost   . . . . . . . . . . . . . . . . . . . . . . . . . .              24              31             54
Amortization of transition obligation over 20 years   . . . . . . .              11              11             21
Gain  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               7              10             14
Net periodic post-retirement benefit expense  . . . . . . . . . . .       $      46      $       59     $      140


Net  periodic post-retirement  benefit expense  of $101,000,  $124,000 and  $247,000  for 1997,  1996 and  1995, respectively,  was included in discontinued operations.

For  measurement purposes, the assumed trend  rate for post-retirement medical benefits  during 1997 and 1996  was 10.2% and 11.0%, respectively, for employees  less than age-65 and 8.8%  and 9.5%, respectively, for employees  65 and older.  These  rates decrease gradually to 7.0% and 6.0%, respectively, by  2001 and remain at that level thereafter.  The health care cost trend rate assumption has a  significant effect on the amounts reported.  However, the Company's  cap on future net costs has mitigated the effect future
medical inflation  will have  on the plan.   The  Company maintains  a sick  pay plan for  certain hourly  individuals whereby  the employee can accumulate unused benefits.  In 1997, expense of $125,000 was recorded as part of continuing operations.

The discount rate  used in determining the  accumulated post-retirement benefit  obligation was 7.5% at  December 31, 1997, and  at
December 31, 1996.

In  1997, the Company  incurred a curtailment  and settlement for  the defined benefit  post-retirement medical and  life insurance
plans as a  result of  transferring the liabilities  for discontinued  operations to the  buyers of  these operations.   A gain  of
$175,000 was recorded as part of the gain on the sale of discontinued operations.



NOTE 11.  STOCKHOLDERS' EQUITY

Changes in components of stockholders' equity for the years 1995 through 1997 follow:

(Dollars in thousands except share data)
                                                                                      Cumulative         No. of Shares
                                         Common    Additional   Treasury    Accum.    Translation        Common Stock
                                         Stock       Capital      Stock     Deficit   Adjustment            Issued
Balance at
  December 31, 1994                       4,283      46,518           -     (25,387)       (455)           4,283,260

Net income                                    -           -           -       2,898           -                -
Purchase of Treasury Stock                    -           -        (486)          -           -                -
Company's 1994 Investment
  Plan contribution                           -           -         380           -           -                -
Exercise of stock options                    50         131           -           -           -               49,916
Current year translation adjustment           -           -           -           -          96                    -
Balance at
  December 31, 1995                    $  4,333    $ 46,649     $  (106)   $(22,489)   $   (359)           4,333,176

Net income                                    -           -           -       6,891           -                    -
Cash dividends ($.08 per share)               -           -           -        (350)          -                    -
Purchase of Treasury Stock                    -           -        (241)          -           -                    -
Company's 1995 Investment
  Plan contribution                           -           -         185         (20)          -                    -
Exercise of stock options                    41         192           -           -           -               40,420
Current year translation adjustment           -           -           -           -         260                    -
Balance at
  December 31, 1996                    $  4,374    $ 46,841     $  (162)   $(15,968)   $    (99)           4,373,596

Net income                                    -           -           -      15,301           -                    -
Cash dividends ($.32 per share)               -           -           -      (1,403)          -                    -
Purchase of Treasury Stock                    -           -         371)          -           -                    -
Company's 1996 Investment
  Plan contribution                           -          39         431           -           -
Exercise of stock options                    54         380           -           -           -                54,512
Current year translation adjustment           -           -           -           -          99                    -
Balance at
  December 31, 1997                    $  4,428    $ 47,260     $  (102)   $ (2,070)   $      -             4,428,108
  In the fourth quarter of 1996, the Company resumed the payment of quarterly cash dividends.  In 1997, the accumulated deficit was charged $1,403,000 for the four quarterly dividends of 8 cents per share.

The Company has 1,000,000 authorized, but unissued, shares of no par preferred stock.

NOTE 12.  INCENTIVE PROGRAM

The 1988 PORTEC, Inc. Employees' Stock Benefit Plan was adopted by stockholders in 1988 and amended in 1994 and 1995. This plan provides for the granting of incentive and nonqualified stock options; tandem Stock Appreciation Rights
(SARs)  in relation  to such  options, restricted  stock awards  and performance units. SARs entitle the optionee to receive the appreciation in value of the shares (i.e. the difference between market value price of a share at time of exercise of the SARs and the option price) in cash, shares or a combination thereof. SARs utilize the same shares reserved for issuance of options, and the exercise of a SAR or an option automatically cancels the related option or SAR. Options and related SARs were granted at prices which were not less than the fair market value of such shares on the date the option was granted. Options and related SARs may be exercisable for periods of up to 10 years from the date of grant. This plan permitted the Company's Board of Directors to make restricted stock awards to key employees whereby designated employees would have shares issued in their names which would be restricted as to the right of sale and other disposition until certain predetermined performance and/or time requirements were met. Also, the Board could contract with key employees to issue shares to them upon their accomplishment of predetermined performance targets. The plan was amended in 1994 to increase by 440,000 the shares available for grant under the plan and to allow an annual grant of 1,000 shares to non-employee directors. The plan was amended again in 1995 to increase the annual grant to non-employee directors to 2,000 shares, to grant a one-time option for 7,000 shares to non-employee directors and to allow certain stock options and SARs to be exercised within five years of termination of employment or service if such is by death, disability or retirement or until the option expires, whichever first occurs. Options may be granted at prices not less than the greater of 50% of the fair market value of the shares or the par value of the shares. The granting of awards under this plan may be made until June 2, 1998. All options become exercisable commencing on a date no earlier than six months nor later than three years from the date of grant. By prior agreement, all 125,700 outstanding SARs under this plan are exercisable only at the discretion of the Company. There were 740,703 shares reserved for issuance under this plan at December 31, 1997, after adjustment for 10% stock dividends in 1992, 1993 and 1994.

                                                     1997                      1996                     1995
                                               Option     Average        Option     Average       Option     Average
                                               Shares   Option Price     Shares  Option Price     Shares   Option Price
STOCK OPTIONS:
  Outstanding beginning of year   . .          690,256     $ 7.21       651,276     $  6.92       598,291    $   5.87
  Granted   . . . . . . . . . . . . .           12,000      10.41        81,500        9.93       104,000       11.50
  Exercised   . . . . . . . . . . . .          (54,512)      5.13       (40,420)       3.26       (49,915)       3.64
  Forfeited   . . . . . . . . . . . .          (58,100)     10.18        (2,100)      13.34        (1,100)      14.77

  Outstanding end of year   . . . . .          589,644       7.17       690,256     $  7.21       651,276    $   6.92

  Exercisable end of year   . . . . .          570,312       7.07       609,089     $  7.02       601,275    $   6.65
  Available for grant   . . . . . . .           92,959          -       104,959           -       186,459           -

The Company applies APB Opinion 25 and related interpretations in accounting for its plan. The exercise price of all options granted in 1997 and 1996 was equal to the fair market value of the stock on the grant date. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation cost for the Company's compensation plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, the compensation cost for employees from continuing operations and non-employee directors would have been $186,000, $521,000 and $335,000 in 1997, 1996 and 1995, respectively. The compensation cost related to discontinued operations was $543,000, $74,000 and $7,000 in 1997, 1996 and 1995, respectively. Net income and earnings per share would have been reduced to the pro forma amounts indicated below:


(Dollars in thousands)                                                      1997            1996           1995

Income from continuing operations
   As reported  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   1,172      $    3,583     $    2,264
   Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,054           3,358          1,929

Income from discontinued operations
   As reported  . . . . . . . . . . . . . . . . . . . . . . . . . .          14,129           3,308            634
   Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,785           3,276            627

Net income
  As reported   . . . . . . . . . . . . . . . . . . . . . . . . . .       $  15,301      $    6,891     $    2,898
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,039           6,634          2,556

Earnings per share
Income from continuing operations
   Basic
     As reported  . . . . . . . . . . . . . . . . . . . . . . . . .       $     .27      $      .83     $      .53
     Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . .             .24             .78            .45
   Diluted
     As reported  . . . . . . . . . . . . . . . . . . . . . . . . .             .26             .78            .49
     Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . .             .23             .73            .42

Income from discontinued operations
   Basic
     As reported  . . . . . . . . . . . . . . . . . . . . . . . . .       $    3.23      $      .76     $      .15
     Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . .            3.15             .75            .14
   Diluted
     As reported  . . . . . . . . . . . . . . . . . . . . . . . . .            3.11             .72            .14
     Pro forma  . . . . . . . . . . . . . . . . . . . . . . . . . .            3.04             .72            .14

Net income
BASIC
  As reported   . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3.50      $     1.59            .68
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.39            1.53            .59
DILUTED
  As reported   . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3.37      $     1.50            .63
  Pro forma   . . . . . . . . . . . . . . . . . . . . . . . . . . .            3.27            1.45            .56

The weighted-average grant-date fair value of options granted during the years 1997, 1996 and 1995 was $4.21, $4.02 and $4.91, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: expected volatility 40% for 1997 and 44% for 1996 and 1995; expected lives of seven years for all years; dividend yield of 2.7% for 1997 and 1995 and 3.3% for 1996; and risk-free interest rate of 6.7%, 6.7% and 6.6%, respectively. The pro forma net income and earnings per share are not indicative of the effects on reported net income for future years when all outstanding, nonvested awards will be included.

Options for 82,500 shares of stock granted in 1994 at $12.33 were repriced for $10.09, the fair market value on December 17, 1996, the date they were repriced. These options were recorded as though cancelled and reissued. No other changes were made to the option terms. The exercise period for employees of discontinued operations holding options was extended from 90 days to one year in 1997.

The following table summarizes additional information about stock options outstanding at December 31, 1997:

                   Options Outstanding                  Options Exercisable

         Range of       Outstanding       Remaining     Weighted-Average   Exercisable    Weighted-Average
     Exercise Prices                  at 12/31/97       Contractual Life          Exercise Price        at 12/31/97
     Exercise Price
    $$ 2.90 - $ 4.50      286,514         1.9 years          $  3.09         286,514            $ 3.09
     $ 8.40 - $14.80      303,130         7.9 years          $ 11.03         283,798            $11.09

NOTE 13.  COMMITMENTS AND CONTINGENT LIABILITIES

There are various lawsuits and claims pending against the Company. In the opinion of management, any liabilities that may result from such lawsuits and claims will not materially affect the consolidated financial position of the Company. The Company has provided for the estimated costs of any known losses.

The Company leases the corporate headquarters in Lake Forest, Illinois, several other properties and various transportation and data processing equipment.

Future minimum rent payments for major operating leases as of December 31, 1997, which expire on or after December 31, 1998, are as follows:

(Dollars in thousands)
Year ending December 31,
  1998  . . . . . . . . . . . . . . . . . . . . . . . . .     $132
  1999  . . . . . . . . . . . . . . . . . . . . . . . . .       80
  2000  . . . . . . . . . . . . . . . . . . . . . . . . .       10


Net rent expense related to continuing operations of $159,000, $222,000 and $236,000 was recorded in 1997, 1996 and 1995, respectively.



NOTE 14.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The 1996 interim results of operations were impacted by the effect of reducing the valuation allowance against deferred tax assets based on management's judgement about the Company's ability to realize such assets in the future.

(Dollars in thousands except per share data)
                                                               March 31       June 30    September 30  December 31
1997
Net sales   . . . . . . . . . . . . . . . . . . . . . . .      $   6,053     $  6,112      $  7,096      $  6,260
Gross margin  . . . . . . . . . . . . . . . . . . . . . .          2,633        2,582         2,801         2,472
Net income from continuing operations   . . . . . . . . .             86          268           355           463
Income from discontinued operations   . . . . . . . . . .            695        1,274           842        11,318
Net income  . . . . . . . . . . . . . . . . . . . . . . .            781        1,542         1,197        11,781

BASIC INCOME PER COMMON SHARE
   Income from continuing operations  . . . . . . . . . .            .02          .06           .08           .11
   Income from discontinued operations  . . . . . . . . .            .12          .33           .19          2.59
     Net income   . . . . . . . . . . . . . . . . . . . .            .14          .39           .27          2.70

DILUTED INCOME PER COMMON SHARE
   Income from continuing operations  . . . . . . . . . .            .02          .06           .08           .10
   Income from discontinued operations  . . . . . . . . .            .12          .32           .18          2.49
     Net income   . . . . . . . . . . . . . . . . . . . .      $     .14     $    .38      $    .26      $   2.59

(Dollars in thousands except per share data)
                                                               March 31       June 30    September 30   December 31
1996
Net sales   . . . . . . . . . . . . . . . . . . . . . . .      $   7,588     $  6,770      $  5,617      $  7,242
Gross margin  . . . . . . . . . . . . . . . . . . . . . .          2,671        2,480         2,294         3,090
Income from continuing operations   . . . . . . . . . . .            504          197           387         2,495
Income (loss) from discontinued operations  . . . . . . .          1,469        1,724           621          (506)
Net income  . . . . . . . . . . . . . . . . . . . . . . .          1,973        1,921         1,008         1,989

BASIC INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations  . . . . . . . . . .            .11          .05           .09           .58
   Income (loss) from discontinued operations   . . . . .            .34          .40           .14          (.12)
     Net income   . . . . . . . . . . . . . . . . . . . .            .45          .45           .23           .46

DILUTED INCOME (LOSS) PER COMMON SHARE
   Income from continuing operations  . . . . . . . . . .            .11          .05           .08           .54
   Income (loss) from discontinued operations   . . . . .            .32          .37           .14          (.11)
     Net income   . . . . . . . . . . . . . . . . . . . .      $     .43     $    .42      $    .22      $    .43

NOTE 15.  ACQUISITIONS

In April 1994, the Company acquired substantially all of the assets of Count Recycling Systems, Inc. (renamed Countec), a supplier of materials recovery facilities in the sorting and recycling of residential and commercial solid waste. This business was acquired for cash and earnouts to be based upon the future profitability of the business. During 1997, 1996 and 1995, $200,000, $200,000 and $400,000, respectively, were paid under the earnout agreement and goodwill was increased by these amounts. No further earnout payments are due under the agreement.


NOTE 16.  SUBSEQUENT EVENTS

On March 11, 1998, the Company announced that it had signed a definitive agreement to be acquired by an affiliate of J Richard Industries, L.P. The transaction is structured as a merger with Portec, Inc. as the surviving company. In the merger, each share of Company common stock will be converted into the right to receive $16.00 per share in cash for a total transaction value of approximately $76,000,000. Upon completion of the merger, Portec will no longer be a public company and its shares will not trade on the New York Stock Exchange.

The transaction is subject to completion of due diligence, obtaining shareholder approval and completion of acceptable financing arrangements. In addition, the transaction is subject to other customary conditions.
In connection with the acquisition, there will be certain termination liabilities which will be assumed by the acquiror.






                                                   PORTEC, Inc. AND SUBSIDIARIES

                                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         For the Years Ended December 31, 1997, 1996, 1995
                                                         ($000's omitted)



                                                                         Additions
                                                                         Charged              Deductions
                                                  Balance                to Costs             from                   Balance
                                                  Beginning              and                  at                     at End
                                                  of Year                Expenses             Reserve(1)             of Year

  1997 Allowance for doubtful accounts        $    357                $    36                $ (393)               $   0
  1996 Allowance for doubtful accounts             463                    233                   339                  357
  1995 Allowance for doubtful accounts             403                    152                    92                  463


  (1) Write offs, net of recoveries.  1997 includes the effects of the disposal of certain segments.


                                                 Balance                 Reversal                                    Balance
                                                 Beginning                of Timing            Revaluation           at End
                                                 of Year                 Differences           of Reserve            of Year
  1997 Deferred tax assets valuation allow.   $      0               $       0               $     0                $    0
  1996 Deferred tax assets valuation allow.      3,133                  (1,668)               (1,465)                    0
  1995 Deferred tax assets valuation allow.      4,110                    (977)                    0                 3,133

QUARTERLY STOCK & DIVIDEND INFORMATION

                                                                    First       Second       Third      Fourth
Common Stock Prices(1)                                              Quarter     Quarter      Quarter    Quarter

1997 Common Stock Prices
  High  . . . . . . . . . . . . . . . . . . . . . . . . . .       $  12.13     $  11.88    $  13.25     $  15.00
  Low   . . . . . . . . . . . . . . . . . . . . . . . . . .           9.50         9.88       11.25        12.81
  Cash dividends per share  . . . . . . . . . . . . . . . .            .08          .08         .08          .08


1996 Common Stock Prices
  High  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   10.00    $   11.13   $   10.50    $   10.88
  Low   . . . . . . . . . . . . . . . . . . . . . . . . . .            8.88         9.25        9.25         9.50
  Cash dividends per share  . . . . . . . . . . . . . . . .               -            -           -          .08

(1)  The high and low prices are based on prices as reported on the Composite Tape.
The transaction  is subject  to completion  of due diligence  and obtaining  acceptable financing arrangements.   In  addition, the
transaction is subject to other customary conditions.

                                                                   EXHIBIT INDEX

                                                                        Page No.
                                                                          Within
                                                                      Sequential
                                                                       Numbering
                                                                       System of
                                                                         Exhibit
Exhibit        Description

 2(a) The Agreement and Plan of Merger dated as of March 11, 1998 with MHD Acquisition Corp., an affiliate of J. Richard Industries, L. P., a copy of which was included as Exhibit (99)(c) of the Company's 8-K Report dated March 11, 1998.*

 2(b) The Asset Purchase Agreement between Astec Industries, Inc. and Portec, Inc. dated October 16, 1997, as amended on December 2, 1997, a copy of which was included as Exhibit (2)(a) of the Company's 8-K Report dated December 12, 1997.
 2(c) The Asset Purchase Agreement between Rail Products Acquisition Corp. and Portec, Inc. dated November 6, 1997., a copy of which was included as Exhibit (2)(b) of the Company's 8-K Report dated December 12, 1997.*

 3(a) The Company's Certificate of Incorporation, as amended to April 29, 1987, a copy of which was included as Exhibit (a)3 of the Company's Form 10-Q Report for the quarter ended March 31, 1987.*

 3(b) The Company's By-Laws, as amended April 23, 1991, a copy of which was included as Exhibit 3(a) of the Company's Form 10-Q Report for the quarter ended March 31, 1991.*

 4(a) Credit Agreement dated as of February 12, 1993 by and between NBD Bank and the Company, a copy of which was included as Exhibit (4)(a) of the Company's Form 8-K Report dated March 18, 1993.*

 4(b) First amendment to Credit Agreement dated as of April 26, 1994 by and between NBD Bank and the Company, a copy of which was included as Exhibit 4(b) of the Company's Form 10-K Report for the year ended December 31, 1994.*

 4(c) Second amendment to Credit Agreement dated as of June 13, 1995 by and between NBD Bank and the Company, a copy of which was included as Exhibit 4(c) of the Company's Form 10-K Report for the year ended December 31, 1995.*

 4(d) Third amendment to Credit Agreement dated as of June 2, 1997 by and between American National Bank and Trust Company of Chicago and the Company.

10(a)        The Division Management Incentive Compensation
             Plan effective January 1, 1997.(x)

10(b) The Company's Supplemental Non-Qualified Retirement Income Plan For Designated Executive Employees as amended effective January 1, 1994, a copy of which was included as Exhibit 10(c) of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(c) The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, as amended effective April 26, 1994, a copy of which was included as Exhibit 10(e) of the Company's Form 10-K Report for the year ended December 31, 1994.*(x)

10(d) Amendment to The 1988 PORTEC, Inc. Employees' Stock Benefit Plan, effective as of April 25, 1995 a copy of which was included as Exhibit 10(f) of the Company's Form 10-K Report for the year ended December 31, 1995.*(x)

10(e) Amended and Restated Agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Exhibit 10(o) of the Company's Form 10-K Report for the year ended December 31, 1988.*(x)

10(f) Letter Agreement dated December 12, 1989, between the Company and M. T. Yonker which amended the agreement dated February 28, 1989, between the Company and M. T. Yonker, a copy of which was included as Exhibit 10(o) of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

10(g) Letter Agreement dated July 9, 1997, between the Company and M. T. Yonker which amended the agreement dated February 28, 1989.(x)

10(h) Letter Agreement dated February 26, 1998, between the Company and M. T. Yonker which amended the agreement dated February 28, 1989.(x)

10(i) Letter Agreement dated July 17, 1997, between the Company and M. T. Yonker.(x)

10(j) Letter Agreement dated February 25, 1998, between the Company and M. T. Yonker which amended the agreement dated July 17, 1997.(x)

10(k) Employment Agreement dated November 16, 1989, between the Company and N. A. Dedert-Kindl, a copy of which was included as Exhibit 10(r) of the Company's Form 10-K Report for the year ended December 31, 1989.*(x)

10(l) Letter Agreement dated July 9, 1997, between the Company and N. A. Kindl which amended the agreement dated November 16, 1989, between the Company and N. A. Kindl.(x)

10(m) Letter Agreement dated July 17, 1997, between the Company and N. A. Kindl.(x)

10(n) Letter Agreement dated February 25, 1998, between the Company and N. A. Kindl which amended the agreement dated July 17, 1997.(x)

10(o) Letter Agreement dated July 17, 1997, between the Company and K. C. Rorke.(x)

10(p) Letter Agreement dated February 25, 1998, between the Company and K. C. Rorke which amended the agreement dated July 17, 1997.(x)

11 The Company's statement regarding computations of per share earnings.

21           List of the Company's subsidiaries.

23           Consent of Independent Accountants.

27           Financial Data Schedule.

99(a)        11-K  Report for 1997 for the PORTEC, Inc. Savings  and
             Investment Plan.(x)


99(b) Important Factors and Assumptions Regarding Forward-Looking Statements, a copy of which was included as
             Exhibit 99(b) of the Company's Form 10-K Report for the year ended December 31, 1996.*

                 *  Incorporated herein by reference.
      (X) Management contract or compensatory plan or arrangement.