Form 10-Q
period 1998-03-31
PORTEC INC
filed 1998-05-13
CIK 79570

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.   20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarterly Period Ended March 31, 1998, or

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

                         YES              NO      X

Number of shares of Registrant's Common Stock ($1 per share par value) issued and outstanding at May 12, 1998 - 4,455,954.





                                     PART I
                              FINANCIAL INFORMATION

Item 1:  Financial Statements

                     PORTEC, INC. CONSOLIDATED BALANCE SHEET
           AS OF MARCH 31, 1998; DECEMBER 31, 1997; AND MARCH 31, 1997
                             (THOUSANDS OF DOLLARS)

                               Unaudited             Unaudited
                                3/31/98   12/31/97    3/31/97
CURRENT ASSETS
 Cash and cash equivalents
                                $47,168    $46,799    $ 4,582
 Accounts and notes receivable,   5,187      6,070     17,356
 Inventories                      3,064      3,488     18,460
 Other current assets               172        280        266
 Deferred income tax benefits       745        745      3,286
  Total current assets           56,336     57,382     43,950
PROPERTY, PLANT AND EQUIPMENT
 Land                                43         43        220
 Buildings and improvements       2,996      2,997     10,892
 Machinery and equipment          4,774      4,737     23,234
                                  7,813      7,777     34,346
 Less accumulated depreciation   (4,004)   (3,859)    (20,093)

Total property, plant and equip.  3,809     3,918      14,253
Assets Held For Sale                  -       -         2,070
Intangible Assets                 2,615     2,673       4,857
Notes Receivable and Other Assets   200       303       2,311
Deferred Income Tax Benefit         182       182         -
  Total                     $    63,142 $  64,458  $   67,441

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt$2,300  $ 2,300   $       46
 Accounts payable                 1,275    1,335        7,166
 Other accrued liabilities        4,114    5,132        7,770
 Income taxes payable               469    4,913          514
   Total current liabilities      8,158   13,680       15,496

LONG-TERM DEBT                    3,500      -         12,852

OTHER LONG-TERM LIABILITIES
 Pensions                         1,060      1,060      1,868
 Deferred income tax                  -          -      1,220
 Other                                -        202        584
Total
other long-term liabilities       1,060      1,262      3,672

STOCKHOLDERS' EQUITY
Common stock, $1 par value;
authorized - 10,000,000 shares;
issued - 4,455,954, 4,428,108
and 4,373,596 shares, respectively 4,456     4,428       4,374
Additional capital                47,508     47,260     46,880
Cumulative translation adjustment    -          -         (295)
Accumulated deficit               (1,540)    (2,070)   (15,537)
                                   50,424     49,618     35,422
Treasury stock - 0, 9,544 and 44 shares,
 respectively, at cost                -        (102)       (1)

  Total stockholders' equity      50,424      49,516    35,421

  Total                          $63,142    $ 64,458   $67,441


The accompanying notes are an integral part of these financial statements.




                                  PORTEC, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                    Three Months Ended 3/31
                                          1998      1997

Revenues
 Net sales                              $  8,250 $  6,053
 Other income (expense)                      635       22
  Total                                    8,885    6,075


Costs and expenses
 Cost of goods sold                        5,079     3,420
 Selling, general and administrative       2,282     2,299
 Interest                                     46       203
  Total                                    7,407     5,922


Income from continuing operations before
 provision for income taxes                1,478        153

Income tax provision                         591        67

Income from continuing operations            887        86

Income from discontinued operations,
 net of taxes                                  -       695

Net income                                   887       781
Cash dividends paid                         (357)     (350)
Accumulated deficit - beginning of year   (2,070)  (15,968)
Accumulated deficit - end of period    $  (1,540)$ (15,537)

Dividends per common share                 $0.08     $0.08

Earnings per share
 Basic
  Income from continuing operations        $0.20     $0.02
  Income from discontinued operations          -     $0.12
  Net income                               $0.20     $0.14
  Weighted average shares outstanding  4,438,648 4,350,806

Diluted
  Income from continuing operations        $0.19     $0.02
  Income from discontinued operations          -     $0.12
  Net income                               $0.19     $0.14
  Weighted average shares outstanding  4,612,618 4,500,987


The accompanying notes are an integral part of these financial statements.





                                  PORTEC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                          3 MONTHS ENDED 3/31

                                           1998               1997
Cash flows from Operating Activities:
 Net income                             $   887            $   781
 Income from discontinued operations         -                 695
 Income from continuing operations          887                 86
 Adjustments to reconcile net income from
  continuing operations to net cash used
  by operating activities:
    Depreciation and amortization            204               179
    Changes in other balance sheet accounts:
     Decrease (increase) in receivables      883              (189)
     Decrease (increase) in inventories      424              (762)
     Decrease in other current assets        108               195
     Increase (decrease) in accounts payable
      and accruals                         (5,772)             296
     Decrease (increase) in other assets net of
      other liabilities                       305              (55)
       Net cash used by operating
       activities of continuing operations  (2,961)           (250)

Cash Flows from Investing Activities:
 Capital Expenditures                          (36)           (209)
  Net cash used by investing activities
   of continuing operations                    (36)           (209)

Cash Flows from Financing Activities:
 Proceeds from revolving
  credit agreement                            3,500           2,100
 Issuance of common stock                        223            -
 Purchase of treasury stock                       -           (270)
 Payment of cash dividends                      (357)         (350)
  Net cash provided by financing activities
   of continuing operations                     3,366        1,480

Cash Flows from Discontinued Operations           -           (624)

Net Increase in Cash and Cash Equivalents        369           397
Cash and Cash Equivalents at Beginning of Year 46,799         4,679
Cash and Cash Equivalents at End of Year       47,168         5,076


The accompanying notes are an integral part of these financial statements.











                                  PORTEC, INC.
                  NOTES TO FINANCIAL STATEMENT - MARCH 31, 1998
                             (THOUSANDS OF DOLLARS)




1. Financial statements for the three months ended March 31, 1998 are subject to audit adjustments.


2.  Inventories at March 31, 1998; December 31, 1997; and March 31, 1997 were:


                                  3/31/98            12/31/97        3/31/97

     Raw Materials and Supplies   $1,591              1,648      $   6,596
     Work-in-Process                 933              1,288          4,682
     Finished Goods                  540                552          7,182
                            $      3,064   $          3,488      $  18,460



3.  The accompanying  financial statements reflect  all adjustments which  were, in the opinion of
    management, necessary for  a fair statement  of the results  for the  period presented, and all
    of  these  adjustments  were  of  a  normal  recurring  nature.    For  full
    disclosure of significant
    accounting policies, see Note 1 of the PORTEC, Inc. 1997 Annual Report.




ITEM 2.  Management's Discussion and Analysis of Financial
        Condition and Results of Operations

In March 1998, the Company announced an agreement to merge with MHD Acquisition Corp. The merger is subject to stockholder approval, and a special meeting of stockholders is scheduled to be held on May 28, 1998 to vote on the proposed transaction.

On December 3, 1997, the Company announced that it had completed the sale of substantially all of the assets of its Construction Equipment segment for cash and the assumption of all significant related liabilities. The Company further announced on December 11, 1997, that all of the assets of the Railroad Products segment were sold for cash and the assumption of all significant liabilities. The Consolidated Statements of Income and the Consolidated Statements of Cash Flow for the quarter ended March 31, 1997 have been restated to include the Company's former Construction Equipment and Railroad Products segments as discontinued operations. Significant fluctuations in Consolidated Balance Sheet data from March 31, 1997 to March 31, 1998, unless otherwise addressed, were due to the disposal of the above two segments.

Net sales for the quarter ended March 31, 1998 were $8,250,000 compared with $6,053,000 for the same period in 1997. The increase in net sales of 36.3 percent during the first quarter of 1998 was due to significant increases in shipments of a U.S. Postal project, traditional power turns and recycling conveyors and systems.

Income from continuing operations before tax was $1,478,000 for the first quarter of 1998 compared with $153,000 for the quarter ended March 31, 1997. The increase of $1,325,000 reflected the higher sales volume, greater other income and reduced interest expense. The significant change in gross margin from the first quarter of 1997 to the first quarter of 1998 was the result of a shift in product mix. Other income included $661,000 in interest income while interest expense was down $157,000. The change in net interest was due to the investment of proceeds from the sale of discontinued operations. Discontinued operations contributed income net of taxes of $695,000 during the first quarter of 1997.

Net income for the quarter ended March 31, 1998 of $887,000 was 13.6 percent above the $781,000 reported for the same period last year.

Accounts receivable decreased $883,000 from December 31, 1997 to March 31, 1998 as a result of the collection of receivables owed to the Company from the purchasers of the two discontinued business segments. Inventories decreased $424,000 during the same quarter due to the shipment of a large recycling system. Fixed asset acquisitions were $36,000 during the first quarter of 1998 versus $209,000 for the same period last year.

Other accrued liabilities decreased $1,018,000 primarily as a result of a reduction in customer deposits and the contribution by the Company to the Savings and Investment Plan for company employees. Income tax payable was reduced by the payment of estimated taxes on the gain recognized on the sale of the discontinued operations. The increase in long-term debt of $3,500,000 from year end was used to pay taxes.

The increase in stockholders' equity of $908,000 from December 31, 1997 to March 31, 1998 was attributable to earnings and the contribution of treasury stock to the Savings and Investment Plan for company employees. These increases were partially offset by the payment of a cash dividend of $357,000 during the first quarter of 1998.

The Company received new orders of $5,804,000 during the first quarter of 1998 compared with $11,650,000 for the first quarter of 1997. During the period ended March 31, 1997, the Company received a large order for a U.S. Postal project and a recycling system. The order backlog was $6,804,000 at March 31, 1998 compared with $9,325,000 and $11,979,000 at December 31, 1997 and March 31,
1997, respectively.


Liquidity

On February 12, 1993, the Company entered into a credit agreement with the American National Bank and Trust Company of Chicago which was amended on April 26, 1994, June 13, 1995 and June 2, 1997. The amended agreement provides up to $17,000,000 of credit available as either cash or letters of credit. The provisions of the agreement include restrictive covenants relating to minimum net worth, interest coverage, net working capital and leverage ratio requirements and limit cash dividend payments and additional indebtedness.

The Company does not have available lines of credit beyond its existing credit agreement and is prohibited by the agreement from making other borrowings.

Management believes its existing line of credit and anticipated operating results will provide the Company with sufficient funds for working capital and capital expenditures in the normal course of business. The Company's working capital ratios were 6.9, 4.2 and 2.8 to 1 at March 31, 1998, December 31, 1997 and March 31, 1997, respectively. At March 31, 1998, the Company had available $10,949,000 of unused credit under its loan agreement, plus cash and cash equivalents of $47,168,000 compared with $14,749,000 of unused credit and $46,799,000 of cash and cash equivalents at December 31, 1997.

PART II - OTHER INFORMATION


ITEM 6                      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

                            11  The Company's statement regarding computation of
per share earnings.

    (b)                     Reports on Form 8-K

                            During the quarter ended March 31, 1998, the Company issued a Form 8-K Report dated March 11, 1998, announcing that it had entered into an Agreement and Plan of Merger with MHD Acquisition Corp., an affiliate of J Richard Industries, L.P.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PORTEC, Inc.
                                                          Registrant



Dated:  May 14, 1998                 By:
                                                     Nancy A. Kindl
                                                     Vice President, Treasurer,
                                                     Secretary and Chief
Financial Officer
















                                 EXHIBIT  INDEX

                                                            Page No.
                                                         Within
                                                     Sequential
                                                      Numbering
                                                      System of
                                                        Exhibit

Exhibit                  Description

11                Registrant's statement regarding
                 computation of per share earnings       11






































                                                           Exhibit 6(a) 11



                                  PORTEC, Inc.

                   COMPUTATION OF NEW INCOME PER COMMON SHARE


                                                     THREE MONTHS
                                                    ENDED MARCH 31,


                                                1998           1997


Income from continuing operations          $ 887,000       $  86,000
Income from discontinued operations               -          695,000
Net income                                   887,000         781,000


Basic

Weighted Average Shares Outstanding      4,438,648         4,350,805

Income from continuing operations      $     .20        $     .02
Income from discontinued operations          -                .12
Net income                                   .20              .14

Diluted

Weighted Average Shares Outstanding    4,612,618         4,500,987

Income from continuing operations      $     .19       $       .02
Income  from   discontinued
operations                                    -                .12
Net income                                  .19                .14